Form 10QSB
period 2007-06-30
ZION NEVADA CORP.
filed 2007-08-14
CIK 1404212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-143969

ZION NEVADA CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	20-8600068
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

484 North 2070 East, Saint George, Utah  84790

(Address of Principal Executive Offices)

(435) 632-1837

(Issuer’s telephone number)

None

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2007:  10,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (March 7, 2007) and three months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

ZION NEVADA CORPORATION

ZION NEVADA CORPORATION

(A Development Stage Company)

Balance sheets

	(Unaudited)
ASSETS	June 30, 2007	April 30, 2007

Current assets:
Cash and cash equivalents	$ 4,085	$ 2,456
Total current assets	4,085	2,456

	$ 4,085	$ 2,456

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 610	$ -
Advance from shareholder	10,000	5,000
Total current liabilities	10,610	5,000

Commitments and contingencies	-	-

Stockholders' (deficit)
Common stock; $.001 par value, 75,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000
Accumulated (deficit)	(16,525)	(12,544)
Total stockholders' (deficit)	(6,525)	(2,544)

	$ 4,085	$ 2,456

See Notes to Financial Statements

ZION NEVADA CORPORATION

(A Development Stage Company)

Statements of operations

(Unaudited)
	(Unaudited)	March 7, 2007
	For the three	(Inception)
	months ended	through
	June 30, 2007	June 30, 2007

Revenues	$ -	$ -

Operating expenses
General administrative	11,525	16,525
	11,525	16,525

(Loss) from operations	(11,525)	(16,525)

Other income (expense)
Interest income	-	-
Interest expense	-	-
	-	-

Net (loss)	$ (11,525)	$ (16,525)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

ZION NEVADA CORPORATION

(A Development Stage Company)

Statement of changes in stockholders' (deficit)

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	(deficit)	(deficit)

Balance March 7, 2007 (date of inception)	-	$ -	$ -	$ -	$ -

Shares issued for cash	5,000,000	5,000	-	-	5,000
Shares issued for service	5,000,000	5,000	-	-	5,000
Net (loss)	-	-	-	(16,525)	(16,525)

Balance June 30, 2007	10,000,000	10,000	-	(16,525)	(6,525)

See Notes to Financial Statements

ZION NEVADA CORPORATION

(A Development Stage Company)

Statements of cash flows

		(Unaudited)
	(Unaudited)	March 7, 2007
	For the three	(Inception)
	months ended	through
	June 30, 2007	June 30, 2007

Cash flows from operating activities:
Net loss	$ (11,525)	$ (16,525)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	5,000
Changes in operating assets and liabilities:
Increase n accounts payable	610	610
Net cash (used in) operating activities	(10,915)	(10,915)

Cash flows from financing activities:
Advance from shareholder	5,000	10,000
Proceeds from issuance of common stock	-	5,000
Net cash provided by financing activities	5,000	15,000

Net change in cash	(5,915)	4,085
Cash, beginning of period	10,000	-
Cash, ending of period	$ 4,085	$ 4,085

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$ -	$ 5,000

See Notes to Financial Statements

ZION NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  The financial statements and notes are representations of management.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of business and organization

Zion Nevada Corporation (the “Company”) was incorporated in the State of Nevada on March 7, 2007.  The Company’s principal business objective is to acquire, develop, and manage commercial and residential real estate properties.  The Company plans to engage in real estate projects in cooperation with strategic consultants, architects, general and sub-contractors, and other specialists on a project-by-project basis.  The Company’s operations have been limited to general administrative operations and are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company

The Company filed its articles of incorporation with the Nevada Secretary of State on March 7, 2007, indicating Shawn Wright as the incorporator.  The company filed its initial list of officers and directors with the Nevada Secretary of State on March 7, 2007, indicating its President as Shawn Wright.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

ZION NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies -continued

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $16,500 from the period of March 7, 2007 (Date of Inception) through June 30, 2007 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three month or less.

Revenue recognition

The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Advertising costs

Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations.

As of June 30, 2007, there was no advertising costs incurred.

Fair value of financial instruments

The Financial Accounting Standards Board’s Statement 107, “Disclosures about Fair Value of Financial Instruments”, requires the determination of fair value of the Company’s financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

ZION NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies -continued

Income taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net loss per common share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

Comprehensive income

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the period ended June 30, 2007.

Note 2. Concentration of credit risk

A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Note 3. Property and equipment

As of June 30, 2007 the Company does not own any property and/or equipment.

ZION NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 4. Stockholders’ equity

The Company has 75,000,000 shares authorized and 10,000,000 shares issued and outstanding as of June 30, 2007.  The issued and outstanding shares were as follows:

On March 7, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Shawn Wright, the Company’s president/ shareholder for services provided.

On March 7, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Shawn Wright, the Company’s president/ shareholder for equity investment.

Note 5.  Related party transactions

The Company issued 5,000,000 shares of common stock to its president/ shareholder for service provided valued at $5,000.

The Company issued 5,000,000 shares of common stock to its president/ shareholder for equity investment valued at $5,000.

Advance from president/ shareholder was $10,000 as of June 30, 2007.

Note 6. Litigation

As of June 30, 2007, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Note 7. Newly issued pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect that adoption of SFAS No. 159 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

ZION NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that adoption of SFAS No. 157 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that adoption of (FIN)No. 48 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On June 29, 2007 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 3,000,000 shares of our $.001 common stock in order to raise $30,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange

Results of Operation

The Company did not have any operating income from inception (March 7, 2007) through June 30, 2007. For the quarter ended June 30, 2007, the registrant recognized a net loss of $11,525.00. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At June 30, 2007 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

Critical Accounting Policies

Zion Nevada Corporation’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, Zion Nevada Corporations’ views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Accounting Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)

Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION NEVADA CORPORATION

Date: August 1, 2007

/s/ Shawn Wright

Shawn Wright

President, Secretary and Director