Form 10-Q
period 2008-03-31
ZION NEVADA CORP.
filed 2008-05-09
CIK 1404212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(Issuer's telephone number)

None

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2008:  10,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (March 7, 2007) and three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

ZION NEVADA CORPORATION

ZION NEVADA CORPORATION

(A Development Stage Company)

Balance sheets

	(Unaudited)
ASSETS	March 31, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$624	$156
Total current assets	624	156

Total Assets	$624	$156

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Advance from shareholder	17,800	12,800
Total current liabilities	17,800	12,800

Commitments and contingencies	-	-

Stockholders' (deficit)
Common stock; $.001 par value, 75,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000
Accumulated (deficit) during the development stage	(27,176)	(22,644)
Total stockholders' (deficit)	(17,176)	(12,644)

Total Liabilities and Stockholders' Equity	$624	$156

The accompanying notes are an integral part of these financial statements

ZION NEVADA CORPORATION

(A Development Stage Company)

Statements of operations

	(Unaudited)	March 7, 2007	March 7, 2007
	For the three	(date of inception)	(date of inception)
	months ended	through	through
	March 31, 2008	March 31, 2007	March 31, 2008

Revenues	$-	$-	$-

Operating expenses
General administrative	4,532	5,000	27,176
Total operating expenses	4,532	5,000	27,176

(Loss) from operations	(4,532)	(5,000)	(27,176)

Other income (expense)
Interest income	-	-	-
Interest expense	-	-	-
Total other income (expenses)	-	-	-

(Loss) before provision for income taxes	(4,532)	(5,000)	(27,176)

Provision for Income Taxes	-	-	-

Net (loss)	$(4,532)	$(5,000)	$(27,176)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

ZION NEVADA CORPORATION

(A Development Stage Company)

Statements of stockholders' (deficit)

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	(deficit)	(deficit)

Balance March 7, 2007 (date of inception)	-	$-	$-	$-	$-

Shares issued for cash 3-7-07	5,000,000	5,000	-	-	5,000
Shares issued for service 3-7-07	5,000,000	5,000	-	-	5,000
Net (loss)	-	-	-	(22,644)	(22,644)

Balance December 31, 2007	10,000,000	$10,000	$-	$(22,644)	$(12,644)

Shares issued for cash	-	-	-	-	-
Shares issued for service	-	-	-	-	-
Net (loss)	-	-	-	(4,532)	(4,532)

Balance March 31, 2008 (unaudited)	10,000,000	$10,000	$-	$(27,176)	$(17,176)

The accompanying notes are an integral part of these financial statements

ZION NEVADA CORPORATION

(A Development Stage Company)

Statements of cash flows

	(Unaudited)	March 7, 2007	March 7, 2007
	For the three	(date of inception)	(date of inception)
	months ended	through	through
	March 31, 2008	March 31, 2007	March 31, 2008

Operating activities:
Net loss	$(4,532)	$(5,000)	$(27,176)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	5,000	5,000
Net cash (used in) operating activities	(4,532)	-	(22,176)

Financing activities:
Advance from shareholder	5,000	5,000	17,800
Proceeds from issuance of common stock	-	5,000	5,000
Net cash provided by financing activities	5,000	10,000	22,800

Net change in cash	468	10,000	624
Cash, beginning of period	156	-	-
Cash, ending of period	$624	$10,000	$624

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$5,000	$5,000

The accompanying notes are an integral part of these financial statements

ZION NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2008, advance from president/ shareholder was approximately $18,000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On June 29, 2007 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 3,000,000 shares of our $.001 common stock in order to raise $30,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange

Results of Operation

The Company did not have any operating income from inception (March 7, 2007) through March 31, 2008. For the quarter ended March 31, 2008, the registrant recognized a net loss of $4,532.00. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At March 31, 2008 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company's business model.

Critical Accounting Policies

Zion Nevada Corporation's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, Zion Nevada Corporations' views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Accounting Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION NEVADA CORPORATION

Date:  May 3, 2008

/s/ Shawn Wright

Shawn Wright

President, Secretary and Director