Form 10-Q/A
period 2008-06-30
ZION NEVADA CORP.
filed 2008-10-28
CIK 1404212

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

Management assessed the effectiveness of the Company's Internal Control over financial reporting as of, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of June 30, 2008 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

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

b)  Changes in internal controls.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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