Form 10-K
period 2008-12-31
ZION NEVADA CORP.
filed 2009-03-19
CIK 1404212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes  [ X ]     No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  [X]  No  [   ]

Revenues for year ended December 31, 2008:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 10, 2009 was:  $-0-

Number of shares of our common stock outstanding as of December 31, 2008 is: 12,225,000

The Company’s Transfer Agent is Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 Telephone (702) 361-3033.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2008:   12,225,000 shares of common stock.

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

Since the Company’s inception on March 7, 2007 to December 31, 2008, the Company did not generate any revenues and has incurred a cumulative net loss of $35,918.00.

Zion Nevada Corporation currently has one officer and one director. The Company’s officer, Shawn Wright, does not receive a salary.

As of December 31, 2008 Zion Nevada Corporation had 12,225,000 shares of $0.001 par value common stock issued and outstanding.

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

ITEM 7.                      MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

We did not have any operating income from inception (March 7, 2007) through December 31, 2008.  For the year ended December 31, 2008, we recognized a net loss of $35,918.00.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative and other expenses.

ITEM 7.                      FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

ZION NEVADA CORPORATION

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Zion Nevada Corporation
Financial Statements Table of Contents

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                  PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Zion Nevada Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Zion Nevada Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and for the periods from inception on March 7, 2007 through December 31, 2007 and 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Nevada Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and for the periods from inception on March 7, 2007 through December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $35,918, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 13, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ZION NEVADA CORPORATION
(A Development Stage Company)

Balance sheets

ASSETS	December 31, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$4,332	$156
Total current assets	4,332	156

Total Assets	$4,332	$156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$-	$-
Advance from shareholder	19,800	12,800
Total current liabilities	19,800	12,800

Commitments and contingencies	-	-

Stockholders' Equity (deficit)
Common stock; $.001 par value, 75,000,000 shares authorized;
10,000,000 shares issued and outstanding	12,225	10,000
Additional paid-in-capital	11,025	-
Accumulated (deficit) during the development stage	(35,918)	(22,644)
	(12,668)	(12,644)
Less: Stock issued for receivable	(2,800)	-
Total stockholders' equity (deficit)	(15,468)	(12,644)

Total Liabilities and Stockholders' Equity (Deficit)	$4,332	$156

The accompanying notes are an integral part of these financial statements.

ZION NEVADA CORPORATION
(A Development Stage Company)

Statements of operations

		March 7, 2007	March 7, 2007
		(date of inception)	(date of inception)
	For the year ended	through	through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$-	$-	$-

Operating expenses
General administrative	13,274	22,644	35,918
Total operating expenses	13,274	22,644	35,918

(Loss) from operations	(13,274)	(22,644)	(35,918)

Other income (expense)
Interest income	-	-	-
Interest expense	-	-	-
Total other income (expenses)	-	-	-

(Loss) before provision for income taxes	(13,274)	(22,644)	(35,918)

Provision for Income Taxes	-	-	-

Net (loss)	$(13,274)	$(22,644)	$(35,918)

Basic and diluted loss per common share	0.00	0.00	$(0.01)

Basic and diluted weighted average
common shares outstanding	11,208,648	10,000,000	10,665,211

The accompanying notes are an integral part of these financial statements.

ZION NEVADA CORPORATION
(A Development Stage Company)

Statements of cash flows

		March 7, 2007	March 7, 2007
		(date of inception)	(date of inception)
	For the year ended	through	through
	December 31, 2008	December 31, 2007	December 31, 2008

Operating activities:
Net loss	$(13,274)	$(22,644)	$(35,918)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	5,000	5,000
Net cash (used in) operating activities	(13,274)	(17,644)	(30,918)

Financing activities:
Advance from shareholder	7,000	12,800	19,800
Net proceeds from issuance of common stock	10,450	5,000	15,450
Net cash provided by financing activities	17,450	17,800	35,250

Net change in cash	4,176	156	4,332
Cash, beginning of period	156	-	-
Cash, ending of period	$4,332	$156	$4,332

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$5,000	$5,000

The accompanying notes are an integral part of these financial statements.

ZION NEVADA CORPORATION
(A Development Stage Company)

Statements of Stockholders' Equity (deficit)

					Accumulated
			Additional	Shares	Deficit during	Total
	Common stock		paid-in	issued for	Development	Shareholders'
	Shares	Amount	capital	receivable	Stage	(deficit)

Balance March 7, 2007 (date of inception)	-	$-	$-	$-	$-	$-

Common shares issued for cash
at $0.001 per share	5,000,000	5,000	-	-	-	5,000

Common shares issued for service
at $0.001 per share	5,000,000	5,000	-	-	-	5,000

Net (loss) for the period March 7, 2007
(inception) to December 31, 2007	-	-	-	-	(22,644)	(22,644)

Balance December 31, 2007	10,000,000	$10,000	$-	$-	$(22,644)	$(12,644)

Common shares issued for cash
at $0.01 per share	2,225,000	2,225	20,025	(2,800)	-	19,450

Offering related cost			(9,000)	-	-	(9,000)

Net (loss) for the year ended December 31, 2008	-	-	-	-	(13,274)	(13,274)

Balance December 31, 2008	12,225,000	$12,225	$11,025	$(2,800)	$(35,918)	$(15,468)

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

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring losses through December 31, 2008 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

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

As of December 31, 2008 and 2007, there were no advertising costs incurred.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Net operating loss	$35,918
Income tax rate	34%
12,212
Less valuation allowance	(12,212)
$-

Through December 31, 2008, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2008, the Company had approximately $36,000 of federal and state net operating losses.  The net operating loss carry-forwards, if not utilized will begin to expire in 2026.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2008 is as follows:

2008

U.S. federal statutory income tax rate	34.0%
State tax - net of federal benefit	0.0%
34.0%
Increase in valuation allowance	(34.0%)
Effective tax rate	0.0%

Net loss per common share
The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Comprehensive income
The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended December 31, 2008 and 2007.

Note 2. Concentration of credit risk

A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Note 3. Property and equipment

As of December 31, 2008 the Company does not own any property and/or equipment.

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

The Company initiated a Private Placement in June 2007 for the sale of 3,000,000 shares of common stock to investors at $0.01 per share.  As of December 31, 2008, 2,225,000 shares of common stock subscriptions have been received from 24 investors, raising $13,250 in proceeds, net of $9,000 of offering costs.

Note 5.  Related party transactions

The Company issued 5,000,000 shares of common stock to its president/ shareholder for service provided valued at $5,000.

The Company issued 5,000,000 shares of common stock to its president/ shareholder for equity investment valued at $5,000.

Advance from president/ shareholder was $12,800 and $ 19,800 as of December 31, 2007 and 2008, respectively.

Note 6. Litigation

As of December 31, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Note 7. Newly issued pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s  financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its  financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Moore & Associates, Chartered, Certified Public Accountants.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.                                CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

ITEM 9B.  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2008, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Shawn Wright	39	President/CEO/Director

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2008.

ITEM 11.                                EXECUTIVE COMPENSATION

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

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 10,000,000 shares of our common stock to the following persons for services as of March 10, 2009:

Name	Number of Total Shares	% of Shareholdings
Shawn Wright	10,000,000	100%

The address for Shawn Wright is 484 North 2070 East, Saint George, Utah 84790.

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has 75,000,000 shares authorized and 10,000,000 shares issued and outstanding as of December 31, 2008.  The issued and outstanding shares were as follows:

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

Advance from president/ shareholder was $12,800 as of December 31, 2007 and $19,800 as of December 31, 2008.

Zion Nevada Corporation’s principal office space is provided at no cost.  Please refer to the section titled “Description of Property” herein.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2008, we were billed and paid $7,000.  The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2008, the Company has not incurred any tax fees for  professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

PART IV

ITEM 15.                                EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in Item 8 herein.

2    Financial statement schedules; see index to financial statements and schedules in Item 8 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-K and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1   None

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

Dated:   March 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Shawn Wright
       President, Chief Executive Officer,                                       Dated:   March 18, 2009
       Director