Form 10-Q
period 2009-09-30
ROYAL UNION HOLDINGS, CORP.
filed 2009-12-18
CIK 1404212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-143969

ROYAL UNION HOLDINGS, CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8600068
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification)

484 North 2070 East, Saint George, Utah  84790
(Address of Principal Executive Offices)

(435) 632-1837
(Issuer’s telephone number)

Former Name and Address
(ZION NEVADA CORPORATION)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 18, 2009:  12,225,000 shares of common stock.

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

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (March 7, 2007) and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

ROYAL UNION HOLDINGS CORP.
Formerly known as
ZION NEVADA CORPORATION

ROYAL UNION HOLDING, CORP.
formerly known as
ZION NEVADA CORPORATION
(A Development Stage Company)

Balance sheets

	(Unaudited)
ASSETS	September 30, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$315	$4,332
Total current assets	315	4,332

Total Assets	$315	$4,332

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$13,677	$-
Advance from shareholder	29,800	19,800
Total current liabilities	43,477	19,800

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 50,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,225,000 and 12,225,000 shares issued and outstanding	12,225	12,225
Additional paid-in-capital	11,025	11,025
Accumulated (deficit) during the development stage	(63,612)	(35,918)
	(40,362)	(12,668)
Less: Stock issued for receivable	(2,800)	(2,800)
Total stockholders' (deficit)	(43,162)	(15,468)

Total Liabilities and Stockholders' (Deficit)	$315	$4,332

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING, CORP.
formerly known as
ZION NEVADA CORPORATION
(A Development Stage Company)

Statements of operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	March 7, 2007
	For the three	For the three	For the nine	For the nie	(date of inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses
General administrative	14,486	1,720	27,694	9,470	63,612
Total operating expenses	14,486	1,720	27,694	9,470	63,612

(Loss) from operations	(14,486)	(1,720)	(27,694)	(9,470)	(63,612)

Other income (expense)
Interest income	-	-	-	-	-
Interest expense	-	-	-	-	-
Total other income (expenses)	-	-	-	-	-

(Loss) before provision for income taxes	(14,486)	(1,720)	(27,694)	(9,470)	(63,612)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	$(14,486)	$(1,720)	$(27,694)	$(9,470)	$(63,612)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	12,225,000	10,000,000	12,225,000	10,000,000

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING, CORP.
formerly known as
ZION NEVADA CORPORATION
(A Development Stage Company)

Statements of cash flows

			(Unaudited)
	(Unaudited)	(Unaudited)	March 7, 2007
	For the nine	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2009	September 30, 2008	September 30, 2009

Operating activities:
Net loss	$(27,694)	$(9,470)	$(63,612)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	5,000
Changes in operating assets and liabilities:
Increase in accounts payable	13,677	-	13,677
Increase in accrued expenses	-	1,662	-
Net cash (used in) operating activities	(14,017)	(7,808)	(44,935)

Financing activities:
Advance from shareholder	10,000	7,000	29,800
Net proceeds from issuance of common stock	-	-	15,450
Net cash provided by financing activities	10,000	7,000	45,250

Net change in cash	(4,017)	(808)	315
Cash, beginning of period	4,332	156	-
Cash, ending of period	$315	$(652)	$315

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$5,000

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDINGS, CORP.
Formerly known as
ZION NEVADA CORPORATION

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2009, advance from president/ shareholder was approximately $30,000.

NOTE 4 - STOCKHOLDERS' DEFICIT

In March 2009, the Company revised and restated its articles of incorporation to increase the amount of authorized capital to 950,000,000 shares of stock to be divided into Common and Preferred Stock. The restated articles increased the authorized shares of Preferred Stock to 50,000,000 shares and Common Stock to 900,000,000 shares.

NOTE 5 – CHANGE IN CONTROL OF REGISTRANT

Effective May 22, 2009, Mr. Shawn Wright resigned as President, Chief Executive Officer and Secretary.  Mr. Wright will remain with the company in the capacity as a Director.

Effective May 22, 2009, Ms. Heidi Williams was appointed as President and Chief Executive Officer.

Effective May 22, 2009, Ms. Tammy Hardcastle was appointed as Chief Financial Officer and Secretary.

Effective May 22, 2009, Mr. Michael Hesser was appointed as a Director.

Zion Nevada Corporation filed for a formal name change to Royal Union Holdings Corp.

NOTE 5 - SUBSEQUENT EVENTS

There are no subsequent events incurred by the Company as of December 18, 2009.

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

The Company did not have any operating income from inception (March 7, 2007) through September 30, 2009. For the quarter ended September 30, 2009, the registrant recognized a net loss of $14,486. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative expenses  pending full implementation of the Company’s business model.

Critical Accounting Policies

Royal Union Holdings Corp.’s (formerly known as: Zion Nevada Corporation) financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, Royal Union Holdings Corps.’ (formerly known as Zion Nevada Corporations) views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of September 30, 2009 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Effective May 22, 2009, Mr. Shawn Wright resigned as President, Chief Executive Officer and Secretary.  Mr. Wright will remain with the company in the capacity as a Director.

Effective May 22, 2009, Ms. Heidi Williams was appointed as President and Chief Executive Officer.

Effective May 22, 2009, Ms. Tammy Hardcastle was appointed as Chief Financial Officer and Secretary.

Effective May 22, 2009, Mr. Michael Hesser was appointed as a Director.

Zion Nevada Corporation filed for a formal name change to Royal Union Holdings Corp.

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

ROYAL UNION HOLDINGS, CORP.

Date:  December 18, 2009

/s/ Heidi Williams
Heidi Williams
Chief Executive Officer