Form 10-K
period 2009-12-31
ROYAL UNION HOLDINGS, CORP.
filed 2010-05-11
CIK 1404212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No. 333-143969

ROYAL UNION HOLDING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8600068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

484 North 2070 East, Saint George, Utah 84790
(Address of Principal Executive Offices)

(435) 632-1837
(Issuer’s telephone number)

Zion Nevada Corporation
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

Revenues for year ended December 31, 2009: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 10, 2009 was: $-0-

Number of shares of our common stock outstanding as of December 31, 2009 is: 12,225,000.

The Company’s Transfer Agent is Island Stock Transfer: 100 Second Avenue South, Suite 705S St. Petersburg, Florida 33701 Tel: 727-289-0010 Fax: 727-289-0069

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2010: 12,225,000 shares of common stock.

PART I

ITEM 1  DESCRIPTION OF BUSINESS

Royal Union Holding Corp. (formerly Zion Nevada Corporation) (the “Company” or “We”) was incorporated in the State of Nevada on March 7, 2007. The principal business objective of Royal Union Holding Corp. is to acquire, develop and manage commercial and residential real estate properties. The Company intends to engage in real estate projects in cooperation with strategic consultants, architects, general and subcontractors, and other specialists on a project-by-project basis.

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include the following:

1.	Formation of the Company;

2.	Development of the Royal Union Holding Corp. business plan;

3.	Registering with the Securities and Exchange Commission

4.	Listing on a public market or exchange

5.	Securing DTC eligibility

6.	Due diligence and research potential design and the construction of residential and commercial real estate projects with emphasis on value and quality.

7.	Identifying alternative capital resources;

8.	Due diligence and research on potential acquisition properties that will provide a current positive cash flow and portfolio for possible long-term appreciation.

9.	Establishing policies and procedures for either long-term leasing or short-term sale.

10.	Diversification strategies to expand geographic reach.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the Securities and Exchange Commission and subsequent public listing of our common stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

In the event that we succeed in raising additional capital, we plan to select land for development and other real estate related projects subject to:

1.	Internal and external demographic and marketing studies;

2.	Financial and legal reviews as to the feasibility of the proposed project;

3.	The ability to secure necessary financing and obtain required government approvals and entitlements;

4.	Environmental due diligence;

5.	Management’s judgment as to the real estate market economic trends; and

6.	Our experience in a particular market.

Since the Company’s inception on March 7, 2007 to December 31, 2009, we have not generated any substantive revenues and have incurred a cumulative net loss of $121,052.

Our Officers and Directors do not receive a salary.

As of May 10, 2010 Royal Union Holding Corp. had 12,225,000 shares of $0.001 par value common stock issued and outstanding and no preferred shares issued or outstanding.

Our administrative offices are located at 484 North 2070 East, Saint George, Utah 84790.

Our fiscal year end is December 31.

EMPLOYEES

We have no full time employees. Shawn Wright, one of our directors, has agreed to allocate a portion of his time to our activities without compensation.

ITEM 2  DESCRIPTION OF PROPERTY

We maintain an office without charges at 484 North 2070 East, Saint George, Utah 84790 at the pleasure of Mr. Wright. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

We have not adopted policies regarding the acquisition or sale of real estate assets (for capital gain or income purposes) nor do we presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. If or when we might secure sufficient capital so as to commence operations, we intend to formulate and adopt policies addressing these matters.

ITEM 3 LEGAL PROCEEDINGS

There is no pending or threatened litigation against the Company

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 22, 2009 Shawn Wright completed the private sale of stock owned and controlled by him amounting to 10,000,000 shares of common stock of the company. In conjunction with this transaction we changed the name of the Company from Zion Nevada Corporation to Royal Union Holding Corp through written consent of shareholder(s) holding a majority of the issued and outstanding common stock of the Company.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2009 and as of the date of this filing, there were 25 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to declare dividends in the near future. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a net operating loss of $121,052 through December 31, 2009. We have not commenced our operations, rather, we are still in the development stages. This raises substantial doubt about the our ability to continue as a going concern. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However we cannot provide any assurances that the Company will be successful in accomplishing any of these plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Plan of Operation

Royal Union Holding Corp. (the “Company”) was incorporated in the State of Nevada on March 7, 2007. The Company’s principal business objective is to acquire, develop, and manage commercial and residential real estate properties. The Company plans to engage in real estate projects in cooperation with strategic consultants, architects, general and sub-contractors, and other specialists on a project-by-project basis. The Company’s operations have been limited to general administrative operations and we are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Results of Operation

	For the year ended December 31, 2009	Restated For the year ended December 31, 2008		(Unaudited) March 7, 2007 (date of inception) through December 31, 2009
Revenues	$-	$		$
Operating expenses
General administrative	32,306		16,227		71,177
General administrative - related-party	49,875		-		49,875
Total operating expenses	82,181		16,227		121,052
(Loss) from operations	(82,181)		(16,227)		121,052)
Other income (expense)
Interest income	-		-		-
Interest expense	-		-		-
Total other income (expenses)	-		-		-
(Loss) before provision for income taxes	(82,181)		(16,227)		(121,052)
Provision for Income Taxes	-		-		-
Net (loss)	$(82,181)		$(16,227)		$(121,052)
Basic and diluted loss per common share	$(0.01)		$(0.01)
Basic and diluted weighted average
common shares outstanding	12,225,000		11,208,648

We did not have any operating income from inception (March 7, 2007) through December 31, 2009. For the year ended December 31, 2009 we recognized a net loss of $82,181 and for the year ended December 31, 2008, we recognized a net loss of $16,227. General and administrative expenses for the years ended December 31, 2009 and 2008 were as follows:

General administrative	32,306	16,227	71,177
General administrative - related-party	49,875	-	49,875

Liquidity and Capital Resources

At December 31, 2009, we had little or no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative and other expenses.

Balance Sheet Data

ASSETS	December 31, 2009	Restated December 31, 2008
Current assets:
Cash and cash equivalents	$324		$4,332
Prepaid expense	600		-
Total current assets	924		4,332
Total Assets	$924		$4,332
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$952		$1,453
Advances from related parties	49,074		19,800
Total current liabilities	50,026		21,253
Commitments and contingencies	-		-
Stockholders' (deficit)
Preferred stock; $.001 par value, 50,000,000 shares
authorized, zero shares issued and outstanding	-		-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,225,000 and 12,225,000 shares issued and outstanding	12,225		12,225
Additional paid-in-capital	12,525		12,525
Accumulated (deficit) during the development stage	(121,052)		(38,871)
Stock issuable	50,000		-
Less: Stock issued for receivable	(2,800)		(2,800)
Total stockholders' (deficit)	(49,102)		(16,921)
Total Liabilities and Stockholders' (Deficit)	$924	$	,332

ITEM 7.  FINANCIAL STATEMENTS

ROYAL UNION HOLDING CORPORATION
(Formerly: Zion Nevada Corporation)
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Royal Union Holding Corp. fka Zion Nevada Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Royal Union Holding Corp. fka Zion Nevada Corp. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008 and since inception on March 7, 2007 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Union Holding Corp. fka Zion Nevada Corp. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008 and since inception on March 7, 2007 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had a loss from operations of $82,181, an accumulated deficit of $121,052, working capital deficit $49,102 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 28, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Balance sheets

		Restated
ASSETS	December 31, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$324	$4,332
Prepaid expense	600	-
Total current assets	924	4,332

Total Assets	$924	$4,332

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$952	$1,453
Advances from related parties	49,074	19,800
Total current liabilities	50,026	21,253
Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 50,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,225,000 and 12,225,000 shares issued and outstanding	12,225	12,225
Additional paid-in-capital	12,525	12,525
Accumulated (deficit) during the development stage	(121,052)	(38,871)
Stock issuable	50,000	-
Less: Stock issued for receivable	(2,800)	(2,800)
Total stockholders' (deficit)	(49,102)	(16,921)

Total Liabilities and Stockholders' (Deficit)	$924	$4,332

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Statements of operations

	For the year ended December 31, 2009	Restated For the year ended December 31, 2008	(Unaudited) March 7, 2007 (date of inception) through December 31, 2009

Revenues	$-	$-	$-

Operating expenses
General administrative	32,306	16,227	71,177
General administrative - related-party	49,875	-	49,875
Total operating expenses	82,181	16,227	121,052

(Loss) from operations	(82,181)	(16,227)	(121,052)

Other income (expense)
Interest income	-	-	-
Interest expense	-	-	-
Total other income (expenses)	-	-	-

(Loss) before provision for income taxes	(82,181)	(16,227)	(121,052)

Provision for Income Taxes	-	-	-
Net (loss)	$(82,181)	$(16,227)	$(121,052)
Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	12,225,000	11,208,648

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Statements of stockholders' (deficit)

	Common stock		Stock issuable		Paid-in	Issued for	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	capital	receivable	(deficit)	(deficit)
Balance March 7, 2007 (date of inception)	-	$-			$-	$-	$-	$-

Common shares issued for cash
at $0.001 per share	5,000,000	5,000			-	-	-	5,000
Common shares issued for service
at $0.001 per share	5,000,000	5,000			-	-	-	5,000

Net (loss) for the period March 7, 2007
(inception) to December 31, 2007	-	-			-	-	(22,644)	(22,644)
Balance December 31, 2007	10,000,000	$10,000	-	$-	$-	$-	$(22,644)	$(12,644)
Common shares issued for cash
at $0.01 per share	2,225,000	2,225			20,025	(2,800)	-	19,450
Offering related cost					(7,500)	-	-	(7,500)

Net (loss) for the year ended December 31, 2008	-	-			-	-	(16,227)	(16,227)
Balance December 31, 2008 (Restated)	12,225,000	$12,225	-	$-	$12,525	$(2,800)	$(38,871)	$(16,921)
Stock issuable - See note 5			10,000,000	50,000				50,000
Net (loss) for the year ended December 31, 2009	-	-			-	-	(82,181)	(82,181)
Balance December 31, 2009	12,225,000	$12,225	10,000,000	$50,000	$12,525	$(2,800)	$(121,052)	$(49,102)

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Statements of cash flows

	For the year ended December 31, 2009	Restated For the year ended December 31, 2008	(Unaudited) March 7, 2007 (date of inception) through December 31, 2009
Operating activities:
Net loss	$(82,181)	$(16,227)	$(121,052)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	5,000
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(600)	-	-
(Decrease) increase in accounts payable	(501)	1,453	952
Increase in accrued expenses	-	-	-
Net cash (used in) operating activities	(83,282)	(14,774)	(115,100)
Financing activities:
Advances from related parties	29,274	7,000	49,074
Net proceeds from issuance of common stock	50,000	11,950	66,950
Net cash provided by financing activities	79,274	18,950	116,024
Net change in cash	(4,008)	4,176	924
Cash, beginning of period	4,332	156	-
Cash, ending of period	$324	$4,332	$924
Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$5,000

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION
(Formerly: Zion Nevada Corporation)
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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.

The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for the Company as of the year ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial statements. The only impact was that references to authoritative accounting literature are in accordance with the Codification. The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference along side the references to the accounting standards issued and adopted prior to the adoption of Codification.

Nature of business and organization
Royal Union Holding Corporation (the “Company”), formerly named Zion Nevada Corporation, was incorporated in the State of Nevada on March 7, 2007.  The Company’s principal business objective is to acquire, develop, and manage commercial and residential real estate properties.  The Company plans to engage in real estate projects in cooperation with strategic consultants, architects, general and sub-contractors, and other specialists on a project-by-project basis. The Company's operation has been limited to general administrative operations and is considered a development stage company as defined by FASB ASC Topic 915.

Estimates
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Concentration of credit risk
A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until June 30, 2010.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.  On January 1, 2014, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Cash and cash equivalents
Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three month or less.

Revenue recognition
The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Advertising costs
Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations. As of December 31, 2009 and 2008, there were no advertising costs incurred.

Net loss per common share
The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share” (formerly SFAS No. 128 and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

Fair value of financial instruments
The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash, accounts payable and advance from shareholder approximate their fair value because of their short maturities.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Comprehensive income
The Company accounts for comprehensive income (loss) in accordance with FASB ASC Topic 220 "Reporting Comprehensive income" (formerly SFAS No. 130) which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended December 31, 2009 and 2008.

Income taxes
The Company accounts for its income taxes in accordance with FASB ASC Topic 740 (formerly SFAS no. 109), which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

Deferred tax assets:
Net operating loss carryforwards	$121,052	$38,871
Income tax rate	34%	34%
	41,158	13,216
Less valuation allowance	(41,158)	(13,216)
	$-	-

Through December 31, 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards.  At December 31, 2009, the Company had $121,052 of federal and state net operating losses carryforwards.  The net operating loss carryforwards, if not utilized will begin to expire in 2026.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2009 and 2008 is as follows:

	2009	2008

U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Newly issued pronouncements
The company has analyzed the following recent accounting pronouncements and believes none will have a material effect on our financial statements when implemented:

-	ASU No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force
-
ASU No. 2010-15, Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments—a consensus of the FASB Emerging Issues Task Force

-	ASU No. 2010-14, Accounting for Extractive Activities—Oil & Gas—Amendments to Paragraph 932-10-S99-1 (SEC Update)
-
ASU No. 2010-13 Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force

-	ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update)
-	ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
-	ASU No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds
-	ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements
-	ASU No. 2010-07 Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions
-	ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
-	ASU No. 2010-05, Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation (SEC Update)
-	ASU No. 2010-03, Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures
-	ASU No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification
-	ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force
-	ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities
-	ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
-	ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force
-	ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force
-	ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
-	ASU No. 2009-06, Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $121,052 through December 31, 2009. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Property and equipment

As of December 31, 2009 and 2008, the Company does not own any property and/or equipment.

Note 4. Stockholders’ equity

The Company's articles of incorporation provide for the authorization of nine hundred million (900,000,000) shares of common stock and fifty million (50,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2009 and 2008 the Company had 12,225,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

In June 2009, the Company entered into an agreement to sell 10,000,000 shares of common stock at $0.001 par value to Royal Union, LLC,  a Delaware limited liability company and a shareholder, owned and controlled by Michael Hesser for equity investment in consideration of $50,000 non-refundable, non-interest bearing cash deposit. The company received and deposited the $50,000 from Royal Union, LLC. Under the agreement, certain conditions have to be met prior to stock issuance. As of December 31, 2009, the conditions have not been met and no shares were issued.  A stock issuable in amount of 10,000,000 shares is reflected on the balance sheet. The $50,000 deposit is reflected in the account deposit from shareholder and these funds were used to pay consulting fee to a related party as discussed in Note 5.

In March 2009, the Company amended its articles of incorporation to increase the amount of authorized capital to 900,000,000 shares of common stock and 50,000,000 shares of preferred stock at par value of $0.001.

On March 7, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Shawn Wright, the Company’s president/ shareholder for services provided.

On March 7, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Shawn Wright, the Company’s president/ shareholder for equity investment.

Note 4. Stockholders’ equity - continued

The Company initiated a Private Placement in June 29, 2007 for the sale of 3,000,000 shares of common stock to investors at $0.01 per share.  As of December 31, 2008, 2,225,000 shares of common stock subscriptions have been received from 23 investors, raising $11,950 in proceeds, net of $7,500 of offering costs and $2,800 of shares issued for receivable.

Note 5.  Related party transactions

During the years ended December 31, 2009 and 2008, Shawn Wright, a shareholder, advanced $28,164 and $7,000, respectively, to the Company.

During the year ended December 31, 2009, Royal Union, LLC, a shareholder, advanced $1,110 to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of December 31, 2009 and 2008, the balance of these amounts was $49,074 and $19,800, respectively.

During the year ended December 31, 2009, the company paid $49,875 of consulting fees to Royal Union Properties, LLC, a Nevada limited liability company related by common ownership.  As discussed in Note 4, these fees were paid by the funds received from Royal Union, LLC, a shareholder.  No Related Party expenses were incurred or paid during the year ended December 31, 2008.

Note 6.  Restatement

The Company has restated its previously issued December 31, 2008, financial statements due to accounting errors related to the following previously reported items:

1.	The Company failed to record a current liability resulting in the understatement of accounts payable and accrued expenses and general and administrative expense.

2.	The Company had improperly classified legal fees as offering related cost resulting in the understatement of additional paid in capital and general and administrative expense.

This reclassification has no effect on the earnings (loss) per share.   The financial statements for the years ended December 31, 2008 have been restated to reflect the corrections in accordance with FASB ASC 250. The effect on the Company’s previously issued December 31, 2008, financial statement are summarized as follows:

Statement of Operations:	Previously Reported	Adjustments	Restated
General & Administrative expenses	$(13,274)	$(2,953)	$(16,227)
Net loss	(13,274)	(2,953)	(16,227)
Balance sheet:
Current liabilities	19,800	1,453	21,253
Accounts payable and accrued expenses	-0-	1,453	1,453
Total liabilities	19,800	1,453	21,253
Additional paid-in capital	11,025	1,500	12,525
Deficit	35,918	2,953	38,871
Total stockholders’ deficit	15,468	1,500	16,921

Note 7. Subsequent events

None. The Company has evaluated subsequent events through April 27, 2010, the date which the financial statements were available to be issued, and no such events have occurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 7, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 7, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended August 7, 2009 a going concern qualification in the registrant’s audited financial statements.

On August 27, 2009, the PCAOB revoked the registration of Moore & Associates because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with a PCAOB Board investigation.

As a consequence we are obliged to re-audit and file financial statements for the year ended December 31, 2008 and have included that material in this report.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2010.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held	Date(s) Served
Heidi Williams	39	President/CEO	9/22/09-Present
Tammy Hardcastle	39	Chief Financial Officer/Treasurer	9/22/09-Present
Shawn Wright	41	Director	Inception-Present
Michael Hesser	68	Director	9/22/09-Present

BUSINESS EXPERIENCE

Set forth below are the names of our directors and officers, all positions and offices held, the period during which they have served as such, and the business experience during at least the last five years:

Heidi Williams

President, CEO

With over 20 years of mortgage, real estate, property management and trust deed investing experience, Ms. Williams brings with her a tremendous knowledge of all aspects relating to the real estate market. Under the direction of Ms. Williams the Private Lending division she managed went from zero to well over 1200 national and international private investors. With this accomplishment her division was responsible for raising, funding and servicing well over $500 million in private money loans to select borrowers and developers all across the Western United States. During which time, Ms. Williams displayed her incredible knack for multi-tasking by excelling in the capacity as the Qualified Employee and Vice President in charge of the daily operations and management of a residential mortgage finance company. In that capacity she was responsible for overseeing all aspects of the origination, processing, pre-underwriting and closing of all mortgage loans, which included FHA, VA, Conventional, Jumbo and Subprime loans for that division. As the industry continues to change through lending trends and recent downturns, Ms. Williams feels confident that she has the foresight and qualifications to create opportunities out of the current market conditions and forward these opportunities on to her new clients.

Tammy Hardcastle

Treasurer

Ms Hardcastle has been involved in real estate accounting and development for the past 20 years. Her accomplishments include accounting work for Lake Las Vegas, a destination resort community with its one of a kind 320 acre man-made lake, located twenty miles from the Las Vegas Strip. During this time, Lake Las Vegas was just beginning to be developed and Ms. Hardcastle handled the accounting, contracting, and job cost records for the project. Ms Hardcastle has also performed the conversion of an entire accounting system for multiple Las Vegas real estate development companies into a new custom software package unique to the construction industry. Ms Hardcastle was affiliated with one of the largest local home builders during the 1990's. Pacific Homes and Pacific Properties constructed over 4,500 homes and condominiums which netted several regional and state-wide awards for their elegant designs, built several multi-family properties, and commercial properties. Having built over 7,000 units in Las Vegas, they have earned a reputation for continually raising the standard for apartment design and quality. Ms Hardcastle has been the CFO for the last several years for a diverse real estate holding company in Las Vegas that included divisions of private lending, real estate development, and brokerage. During this time, she expertly handled over 600 million dollars in lending transactions for land acquisitions, development and construction through over 1,000 multi-beneficiary holders and investors. Ms Hardcastle oversaw the accounting and administration for corporately owned real estate development projects and acquisitions. She also assisted the company during its growth curve to become a publicly traded company, and directed all of the required public reporting and required compliance. Ms Hardcastle holds a Bachelor degree in Accounting from the University of Nevada Las Vegas.

Shawn Wright

Director

Mr. Wright has 17 years of experience in the construction, development, and property management industries. From December 1998 to June 2003, Mr. Wright was the President of Wright Masonry. Since December 200 I through the present, he has been overseeing the real estate acquisition and development operations of Zion Development Corporation. Mr. Wright has expertise scheduling and tracking construction projects, bidding on contracts, managing personnel and payroll, and overseeing jobs. Mr. Wright also worked with civil engineers and city inspectors in relation to those construction jobs, met with owners and vendors, and managed contracts. Mr. Wright currently holds a Utah Contractors License in Masonry. He is also experienced in ownership and operation of commercial for-lease properties, and the acquisition and disposition of real estate properties. During the beginning of his career, Mr. Wright attended several courses related to the industry at Southern Utah University, specializing in Architecture and Drafting.

Michael Hesser

Director

Mike has had forty years of valuable experience in the field of real estate management. Prior to moving to Las Vegas in 1989, he lived in Phoenix, Arizona, where he held the position of managing partner in a local real estate investor's group and was president of a real estate association. Through this group he handled the acquisition and disposition of all real estate assets and carried out the structured financing for each asset. He not only excelled in the typical aspects of real estate, but also supervised the more in-depth areas of real estate development, such as successful apartment-condo conversions. Currently, he is the managing partner for several commercial properties and master plan land holdings, totaling over 30,000 acres in Arizona, Nevada, Colorado and Utah. At present, Mr. Hesser is overseeing the financing, acquisition and development of a gaming property in Laughlin, Nevada and managing a retail property location in the heart of the Las Vegas Strip. Michael also published a Las Vegas improvement magazine, where he developed excellent relationships with many of the local contractors and business owners. This publication had a distribution of approximately 500,000 issues per year and under his supervision, advertising revenues more than tripled. Eventually, the publication size had to be increased to over 100 pages in order to handle all the increased advertising space.

Employment Agreements

Our officers are our only employees and we do not have any employment agreements with them.

Term of Office

All directors have a term of office expiring at the next annual general meeting of the Company, unless reelected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Board Committees

We have not yet implemented any board committees as of the date of this prospectus.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his or ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, our officers and directors have not filed their respective Form 5 filing(s) for the year ended December 31, 2009 though we expect to effectuate said filing(s) concurrent with or immediately subsequent to this filing.

ITEM 11. EXECUTIVE COMPENSATION

Since inception, we have paid no cash or non-cash executive compensation (including stock options or awards, perquisites, or deferred compensation plans), whatsoever, to the officers or directors. Following the date of this prospectus, our officers and directors will also continue not to receive any form of cash compensation from the Company until at least such time as we commence operations.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company since inception until the date of this amended filing:

Name of Executive Officer and/or Director	Position	Salary	Bonus and Other Compensation	Securities Underlying Stock Options
Heidi Williams	President/CEO	None	None	None
Tammy Hardcastle	Chief Financial Officer/Treasurer	None	None	None
Shawn Wright	Director	None	None	None
Michael Hesser	Director	None	None	None

Options Grants Since Inception Until The Date of This Filing

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Aggregated Options Exercises Since Inception Until The Date Of This Filing

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

The members of the Board of Directors are not compensated by us for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by the Company, with respect to the officers, directors, employees or consultants of the Company that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indemnification

Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this filing.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Title of Class	Name and Address of Certain Beneficial Owners(1)	Amount of Beneficial Ownership	Percentage of Class(3)
Common	Royal Union, LLC(1), (2)	10,000,000	81.79%
Common	Officers and Directors as a Group	10,000,000	81.79%

(1)	Royal Union Nevada, LLC is a Nevada limited liability company owned and controlled by Michael Hesser, Tammy Hardcastle and Heidi Williams.

(2)
Unless otherwise indicated, the Company has been advised that all individuals listed have the sole power to vote and dispose of the number of Shares set forth opposite their names. For purposes of computing the number and percentage of Shares beneficially owned by a stockholder, any Shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those Shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder.

(3)	Based on 12,225,000 Shares issued and outstanding as of the date of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between our interests and these other business interests.

1.
The Company has 900,000,000 common shares authorized and 12,225,000 shares issued and outstanding as of May 31, 2010.   It has 50,000,000 preferred shares authorized but zero preferred shares issued.  The issued and outstanding common shares were as follows:

2.	On March 7, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Shawn Wright, the Company’s president/ shareholder for services provided.

3.	On March 7, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Shawn Wright, the Company’s president/ shareholder for equity investment.

6.
In June 2009, the Company entered into an agreement to sell 10,000,000 shares of common stock at $0.001 par value to Royal Union Nevada, LLC, a Nevada limited liability company and a shareholder, owned and/or controlled by Michael Hesser, Tammy Hardcastle and Heidi Williams for an equity investment in consideration of $50,000 non-refundable, non-interest bearing cash deposit. The company received and deposited the $50,000 from Royal Union, LLC. Under the agreement, certain conditions have to be met prior to stock issuance. As of May 31, 2010, the conditions have not been met and no shares have been issued. The $50,000 deposit is reflected in the account deposit from shareholder and these funds were used to pay consulting fees to a related party as discussed in Note 6 to the financial statements..

7.	Advances from Shawn Wright, a director, totaled $49,074 and $19,800 as of December 31, 2009 and 2008, respectively.

8.
During the years ended December 31, 2009, the company paid $49,875 of consulting fees to Royal Union Properties, LLC, a Nevada limited liability company related by common ownership. As discussed in Note 5, these fees were paid by the funds received from Royal Union, LLC, a shareholder.

9.	Royal Union Holding Corp.’s principal office space is provided at no cost. Please refer to the section titled “Description of Property” herein.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008
Audit Fees (1)	$6,000	$7,750
Tax Fees (2)	$0	$0
Tax Compliance Services	$0	$0
All Other Fees (3)	$0	$0

(1)
Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements. These also include the costs associated with re-auditing our financial statements for the year ended December 31, 2008.

(2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.

(3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

1	Financial statements; see index to financial statements and schedules in Item 8 herein.
2	Financial statement schedules; see index to financial statements and schedules in Item 8 herein.
3.1(a)	Articles of Incorporation of Royal Union Holding Corp.
3.2(a)	Bylaws of Royal Union Holding Corp.
31.1	Certification of Chief Executive Heidi Williams, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, Tammy Hardcastle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer, Heidi Williams, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer, Tammy Hardcastle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(a) Incorporated by reference to our Registration Statement on Form SB-2, filed on June 22, 2007 (File No. 333-143969)

Current Report(s)

8-K Current report, items 4.01 and 9.01	2009-08-13	000-53485
8-K/A [Amend]Current report, items 4.01, 5.01, and 5.02	2009-09-23	000-53485

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL UNION HOLDING CORPORATION

By:	/ S / Heidi Williams
Heidi Williams President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heidi Williams Heidi Williams	President and Chief Executive Officer (Principal Executive Officer)	May 5, 2010

Signature	Title	Date

/s/ Tammy Hardcastle Tammy Hardcastle	Chief Financial Officer (Principal Accounting Officer)	May 5, 2010