Form 10-Q
period 2010-03-31
ROYAL UNION HOLDINGS, CORP.
filed 2010-05-24
CIK 1404212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2010:  12,225,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL UNION HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2010

Our unaudited financial statements included in this Form 10-Q are as follows:

Balance Sheets as of March 31, 2010 and December 31, 2009;
Statements of Operations for the three months ended March 31, 2010, the three months ended March 31, 2009, and for the Period from Inception (March 7, 2007) to March 31, 2010;
Statements of Cash Flows for the three months ended March 31, 2010, the three months ended March 31, 2009 and for the Period from Inception (March 7, 2007) to March 31, 2010;
Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Balance sheets

	(Unaudited)
ASSETS	March 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$43	$324
Prepaid expense	-	600
Total current assets	43	924

Total Assets	$43	$924

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,413	$952
Advances from related parties	49,414	49,074
Total current liabilities	52,827	50,026

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 50,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,225,000 and 12,225,000 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	12,225	12,225
Additional paid-in-capital	12,525	12,525
Accumulated (deficit) during the development stage	(124,734)	(121,052)
Stock issuable	50,000	50,000
Less: Stock issued for receivable	(2,800)	(2,800)
Total stockholders' (deficit)	(52,784)	(49,102)

Total Liabilities and Stockholders' (Deficit)	$43	$924

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Statements of operations

			(Unaudited)
	(Unaudited)	(Unaudited)	March 7, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$-	$-	$-

Operating expenses
General administrative	3,682	6,189	74,859
General administrative - related-party	-	-	49,875
Total operating expenses	3,682	6,189	124,734

(Loss) from operations	(3,682)	(6,189)	(124,734)

Other income (expense)
Interest income	-	-	-
Interest expense	-	-	-
Total other income (expenses)	-	-	-
(Loss) before provision for income taxes	(3,682)	(6,189)	(124,734)

Provision for Income Taxes	-	-	-

Net (loss)	$(3,682)	$(6,189)	$(124,734)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	12,225,000	12,225,000

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Statements of cash flows

			(Unaudited)
	(Unaudited)	(Unaudited)	March 7, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2010	March 31, 2009	March 31, 2010

Operating activities:
Net loss	$(3,682)	$(6,189)	$(124,734)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	5,000
Changes in operating assets and liabilities:
Decrease in prepaid expense	600	-	-
Increase in accounts payable	2,461	-	3,413
Increase in accrued expenses	-	2,500	-
Net cash (used in) operating activities	(621)	(3,689)	(116,321)
Financing activities:
Advances from related parties	340	-	49,414
Net proceeds from issuance of common stock	-	-	66,950
Net cash provided by financing activities	340	-	116,364

Net change in cash	(281)	(3,689)	43
Cash, beginning of period	324	4,332	-
Cash, ending of period	$43	$643	$43

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$5,000

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDINGS CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - NATURE OF BUSINESS AND ORGANIZATION

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

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $124,734 through March 31, 2010, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 and 2009, Royal Union, LLC, a shareholder advanced $100 and $-0-, respectively, to the Company.

During the three months ended March 31, 2010 and 2009, Shawn Wright, a shareholder advanced $240 and $-0-, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of March 31, 2010 and December 31, 2009, the balance of these amounts was $49,414 and $49,074, respectively.

NOTE 4. SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through May 20, 2010, the date which the financial statements were available to be issued, and no such events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $124,734 through March 31, 2010. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Plan of Operation

Royal Union, Corp. (formerly Zion Nevada Corporation) (the “Company” or “We”) was incorporated in the State of Nevada on March 7, 2007. The principal business objective of Royal Union, Corp. is to acquire, develop and manage commercial and residential real estate properties. The Company intends to engage in real estate projects in cooperation with strategic consultants, architects, general and subcontractors, and other specialists on a project-by-project basis.

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include the following:

1.	Formation of the Company;
2.	Development of the Royal Union, Corp. business plan;
3.	Registering with the Securities and Exchange Commission
4.	Listing on a public market or exchange
5.	Securing DTC eligibility
6.	Due diligence and research potential design and the construction of residential and commercial real estate projects with emphasis on value and quality.
7.	Identifying alternative capital resources;
8.	Due diligence and research on potential acquisition properties that will provide a current positive cash flow and portfolio for possible long-term appreciation.
9.	Establishing policies and procedures for either long-term leasing or short-term sale.
10.	Diversification strategies to expand geographic reach.

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

Our Officers and Directors do not receive a salary.

As of May 15, 2010 Royal Union, Corp. had 12,225,000 shares of $0.001 par value common stock issued and outstanding and no preferred shares issued or outstanding.

Our administrative offices are located at 484 North 2070 East, Saint George, Utah 84790.

Our fiscal year end is December 31.

Results of Operation

We have not had any operating income from inception (March 7, 2007) through March 31, 2010.  For To date, we have recognized a net loss of $124,734.

General and administrative expenses were as follows:

	(Unaudited)	(Unaudited)	March 7, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$-	$-	$-

Operating expenses
General administrative	3,682	6,189	74,859
General administrative - related-party	-	-	49,875
Total operating expenses	3,682	6,189	124,734

(Loss) from operations	(3,682)	(6,189)	(124,734)

Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resource

	(Unaudited)
ASSETS	March 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$43	$324
Prepaid expense	-	600
Total current assets	43	924
Total Assets	$43	$924
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,413	$952
Advances from related parties	49,414	49,074
Total current liabilities	52,827	50,026
Commitments and contingencies	-	-

At March 31, 2010 we had no substantive capital resources and significant negative working capital and in order to proceed with our business plan, must endeavor to identify alternative capital resources or additional capital contributions from shareholders to fund administrative and other expenses.

During the three months ended March 31, 2010 and 2009, Royal Union, LLC, a shareholder advanced $100 and $-0-, respectively, to the Company.

During the three months ended March 31, 2010 and 2009, Shawn Wright, a shareholder advanced $240 and $-0-, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of March 31, 2010 and December 31, 2009, the balance of these amounts was $49,414 and $49,074, respectively.

Critical Accounting Policies

ROYAL UNION HOLDING CORP.’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

We have assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer as of December 31, 2009.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective.

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the relevant period for this report the Company has not sold any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL UNION HOLDING CORP.

Date: May 21, 2010

/s/ Heidi Williams
Heidi Williams
President, CEO

/s/ Tammy Hardcastle
Tammy Hardcastle
Chief Financial Officer