Form 10-Q
period 2010-06-30
ROYAL UNION HOLDINGS, CORP.
filed 2010-08-23
CIK 1404212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-143969

ROYAL UNION HOLDING CORPORATION
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2010:  12,225,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ] No [X]

PART I - FINANCIAL INFORMATION Item 1. Financial Statements ROYAL UNION HOLDING CORPORATION (A DEVELOPMENT STAGE COMPANY) FINANCIAL STATEMENTS (UNAUDITED) June 30, 2010

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets (Unaudited) as of June 30, 2010 and December 31, 2009;
F-2
Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2010, the three and six months ended June 30, 2009, and for the Period from Inception (March 7, 2007) to June 30, 2010;

F-3	Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010, the six months ended June 30, 2009 and for the Period from Inception to June 30, 2010;
F-4	Notes to the Unaudited Condensed Interim Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

ROYAL UNION HOLDING CORPORATION (formerly: Zion Nevada Corporation) (A Development Stage Company) Condensed Balance sheets (Unaudited)

ASSETS	June 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$62	$324
Prepaid expense	-	600
Total current assets	62	924

Total Assets	$62	$924

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$8,953	$952
Advances from related parties	59,564	49,074
Total current liabilities	68,517	50,026
Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 50,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,225,000 and 12,225,000 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	12,225	12,225
Additional paid-in-capital	12,525	12,525
Accumulated (deficit) during the development stage	(140,405)	(121,052)
Stock issuable	50,000	50,000
Less: Stock issued for receivable	(2,800)	(2,800)
Total stockholders' (deficit)	(68,455)	(49,102)

Total Liabilities and Stockholders' (Deficit)	$62	$924

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION (formerly: Zion Nevada Corporation) (A Development Stage Company) Condensed Statements of operations (Unaudited)
	For the three months ended June 30, 2010	Restated For the three months ended June 30, 2009	For the six months ended June 30, 2010	Restated For the six months ended June 30, 2009	March 7, 2007 (date of inception) through June 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
General administrative	15,671	7,768	19,353	13,957	90,530
General administrative - related-party	-	-	-	-	49,875
Total operating expenses	15,671	7,768	19,353	13,957	140,405

(Loss) from operations	(15,671)	(7,768)	(19,353)	(13,957)	(140,405)

(Loss) before provision for income taxes	(15,671)	(7,768)	(19,353)	(13,957)	(140,405)
Provision for Income Taxes	-	-	-	-	-
Net (loss)	$(15,671)	$(7,768)	$(19,353)	$(13,957)	$(140,405)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average
common shares outstanding	12,225,000	12,225,000	12,225,000	12,225,000

The accompanying notes are an integral part of these financial statements

ROYAL UNION HOLDING CORPORATION (formerly: Zion Nevada Corporation) (A Development Stage Company) Condensed Statements of cash flows (Unaudited)

		Restated	March 7, 2007
	For the six	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2010	June 30, 2009	June 30, 2010

Operating activities:
Net loss	$(19,353)	$(13,957)	$(140,405)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	5,000
Changes in operating assets and liabilities:
Decrease in prepaid expense	600	-	-
Expenses paid on company behalf by related parties	7,700	750	8,450
Increase in accounts payable	8,001	-	8,953
Increase in accrued expenses	-	-	-
Net cash (used in) operating activities	(3,052)	(13,207)	(118,002)

Financing activities:
Advances from related parties	3,700	10,000	52,024
Payments to related parties	(910)	-	(910)
Net proceeds from issuance of common stock	-	-	66,950
Net cash provided by financing activities	2,790	10,000	118,064

Net change in cash	(262)	(3,207)	62
Cash, beginning of period	324	4,332	-
Cash, ending of period	$62	$1,125	$62

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$5,000

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDINGS CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a accumulated deficit since inception of $140,405 through June 30, 2010, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010 and 2009, Royal Union, LLC, a shareholder advanced $3,700 and $-0-, respectively, to the Company.

During the six months ended June 30, 2010 and 2009, Shawn Wright, a shareholder advanced $6,790 and $10,000, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of June 30, 2010 and December 31, 2009, the balance of these amounts was $59,564 and $49,074, respectively.

NOTE 4 – STOCKHOLDERS EQUITY

The Company's articles of incorporation provide for the authorization of fifty million (50,000,000) shares of preferred stock and nine hundred million (900,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of June 30, 2010 and December 31, 2009, the Company had 12,225,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On March 7, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Shawn Wright, the Company’s president/ shareholder for equity investment.

On March 7, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Shawn Wright, the Company’s president/ shareholder for services provided.

As of December 31, 2008, 2,225,000 shares of common stock subscriptions have been received from 23 investors, raising $11,950 in proceeds, net of $7,500 of offering costs and $2,800 of shares issued for receivable.  These issuances are the result of a Private Placement that was initiated by the Company on June 29, 2007 for the sale of 3,000,000 shares of common stock to investors at $0.01 per share.

In March 2009, the Company amended its articles of incorporation to increase the amount of authorized capital to 50,000,000 shares of preferred stock and 900,000,000 shares of common stock at par value of $0.001.

In June 2009, the Company entered into an agreement to sell 10,000,000 shares of common stock at $0.001 par value to Royal Union, LLC,  a Delaware limited liability company and a shareholder, owned and controlled by Michael Hesser for equity investment in consideration of $50,000 non-refundable, non-interest bearing cash deposit. The company received and deposited the $50,000 from Royal Union, LLC. Under the agreement, certain conditions have to be met prior to stock issuance. As of June 30, 2010, the conditions have not been met and no shares were issued.  A stock issuable in amount of 10,000,000 shares is reflected on the balance sheet. The $50,000 deposit is reflected in the account deposit from shareholder and these funds were used to pay consulting fee to a related party.

NOTE 5 – RESTATEMENT NOTE

Due to an accounting error, the Company has restated its Statement of Operations for the three month and six month ending period June 30, 2009 due to general administrative expense not being booked in correct quarter.  This reclassification has no effect on the net income, retained earnings or earnings (loss) per share.

	THREE MONTHS ENDED JUNE 30, 2009

OPERATING EXPENSES	ORIGINAL	CHANGE	RESTATED

General administrative	$7,018	$750	$7,768

Total Operating Expenses	7,018	750	7,768

	SIX MONTHS ENDED JUNE 30, 2009

OPERATING EXPENSES	ORIGINAL	CHANGE	RESTATED

General administrative	$13,207	$750	$13,957

Total Operating Expenses	13,207	750	13,957

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated any subsequent events since June 30, 2010 for materiality and has concluded that no material, subsequent events have transpired.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $140,405 through June 30, 2010. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Plan of Operation

Royal Union, Corporation (formerly Zion Nevada Corporation) (the “Company” or “We”) was incorporated in the State of Nevada on March 7, 2007. The principal business objective of Royal Union, Corporation is to acquire, develop and manage commercial and residential real estate properties. The Company intends to engage in real estate projects in cooperation with strategic consultants, architects, general and subcontractors, and other specialists on a project-by-project basis.

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include the following:

1.	Formation of the Company;
2.	Development of the Royal Union, Corporation business plan;
3.	Registering with the Securities and Exchange Commission
4.	Listing on a public market or exchange
5.	Securing DTC eligibility
6.	Due diligence and research potential design and the construction of residential and commercial real estate projects with emphasis on value and quality.
7.	Identifying alternative capital resources;
8.	Due diligence and research on potential acquisition properties that will provide a current positive cash flow and portfolio for possible long-term appreciation.
9.	Establishing policies and procedures for either long-term leasing or short-term sale.
10.	Diversification strategies to expand geographic reach.

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

As of August 15, 2010 Royal Union, Corporation had 12,225,000 shares of $0.001 par value common stock issued and outstanding and no preferred shares issued or outstanding.

Our administrative offices are located at 484 North 2070 East, Saint George, Utah 84790.

Our fiscal year end is December 31.

Results of Operation

We have not had any operating income from inception (March 7, 2007) through June 30, 2010.   To date, we have recognized a net loss of $140,405.

General and administrative expenses were as follows:

	For the three months ended June 30, 2010	Restated For the three months ended June 30, 2009	For the six months ended June 30, 2010	Restated For the six months ended June 30, 2009	March 7, 2007 (date of inception) through June 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
General administrative	15,671	7,768	19,353	13,957	90,530
General administrative - related-party	-	-	-	-	49,875
Total operating expenses	15,671	7,768	19,353	13,957	140,405

(Loss) from operations	(15,671)	(7,768)	(19,353)	(13,957)	(140,405)

(Loss) before provision for income taxes	(15,671)	(7,768)	(19,353)	(13,957)	(140,405)
Provision for Income Taxes	-	-	-	-	-
Net (loss)	$(15,671)	$(7,768)	$(19,353)	$(13,957)	$(140,405)

Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resource

ASSETS	June 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$62	$324
Prepaid expense	-	600
Total current assets	62	924

Total Assets	$62	$924

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$8,953	$952
Advances from related parties	59,564	49,074
Total current liabilities	68,517	50,026

At June 30, 2010 we had no substantive capital resources and significant negative working capital and in order to proceed with our business plan, we must endeavor to identify alternative capital resources or additional capital contributions from shareholders to fund administrative and other expenses.

Advances from related parties were as follows:

	June 30, 2010	December 31, 2009
Advances from related parties	$59,564	$49,074

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were ineffective.

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Registrant was named in an amended complaint filed in District Court, Clark County Nevada.  The Complaint appears to name several defendants including the Registrant.  It alleges multiple causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance.  The substance of the Complaint involves a real estate transaction not involving the Registrant.  We do not believe the Plaintiff will prevail as to her claims regarding the Registrant and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of the Registrant but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to the Issuer.

During May of 2010 a litigant filed an amended complaint in intervention in Nevada naming the Registrant along with more than 30 other individuals and/or entities as defendants.  Their claim as against these defendants including the Registrant is that they are the alter egos of a judgment debtor not otherwise related to the Registrant. The Plaintiff in Intervention is an unsecured creditor with a judgment against an individual personally, who is not an officer, director or shareholder of the Registrant..  Since then, one or more parties to this litigation (other than the Registrant) have filed for bankruptcy and this matter has been removed to federal bankruptcy court.  We do not believe the Plaintiff will prevail as to its claims regarding the Registrant and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of the Registrant and failure to state a claim.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2010.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL UNION HOLDING CORPORATION

Date: August 18, 2010

/s/ Heidi Williams
Heidi Williams
President, CEO

/s/ Tammy Hardcastle
Tammy Hardcastle
Chief Financial Officer