Form 10-Q
period 2010-09-30
ROYAL UNION HOLDINGS, CORP.
filed 2010-11-09
CIK 1404212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2010:  12,225,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ] No [X]

PART I - FINANCIAL INFORMATION Item 1. Financial Statements ROYAL UNION HOLDING CORPORATION (A DEVELOPMENT STAGE COMPANY) FINANCIAL STATEMENTS (UNAUDITED) September 30, 2010

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets (Unaudited) as of September 30, 2010 and December 31, 2009;
F-2	Condensed Statements of Operations (Unaudited);
F-3	Condensed Statements of Cash Flows (Unaudited)
F-4	Notes to the Unaudited Condensed Interim Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

ROYAL UNION HOLDING CORPORATION
(Formerly: Zion Nevada Corporation)
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Condensed Balance sheets
(Unaudited)

ASSETS	September 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$55	$324
Prepaid expense	-	600
Total current assets	55	924

Total Assets	$55	$924

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$5,287	$952
Advances from related parties	66,252	49,074
Total current liabilities	71,539	50,026

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 50,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,225,000 and 12,225,000 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	12,225	12,225
Additional paid-in-capital	12,525	12,525
Accumulated (deficit) during the development stage	(143,434)	(121,052)
Stock issuable	50,000	50,000
Less: Stock issued for receivable	(2,800)	(2,800)
Total stockholders' (deficit)	(71,484)	(49,102)

Total Liabilities and Stockholders' (Deficit)	$55	$924

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Condensed Statements of operations
(Unaudited)

		Restated		Restated	March 7, 2007
	For the three	For the three	For the nine	For the nine	(date of inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
General administrative	3,029	14,625	22,382	28,583	93,559
General administrative - related-party	-	-	-	-	49,875
Total operating expenses	3,029	14,625	22,382	28,583	143,434

(Loss) from operations	(3,029)	(14,625)	(22,382)	(28,583)	(143,434)

(Loss) before provision for income taxes	(3,029)	(14,625)	(22,382)	(28,583)	(143,434)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	$(3,029)	$(14,625)	$(22,382)	$(28,583)	$(143,434)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	12,225,000	12,225,000	12,225,000	12,225,000

The accompanying notes are an integral part of these financial statements

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Condensed Statements of cash flows
(Unaudited)

		Restated	March 7, 2007
	For the nine	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2010	September 30, 2009	September 30, 2010

Operating activities:
Net loss	$(22,382)	$(28,583)	$(143,434)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	5,000
Changes in operating assets and liabilities:
Decrease in prepaid expense	600	-	-
Expenses paid on company behalf by related parties	13,428	-	14,178
Increase in accounts payable	4,335	13,677	5,287
Increase in accrued expenses	-	-	-
Net cash (used in) operating activities	(4,019)	(14,906)	(118,969)

Financing activities:
Advances from related parties	4,660	10,000	52,984
Payments to related parties	(910)	-	(910)
Net proceeds from issuance of common stock	-	-	66,950
Net cash provided by financing activities	3,750	10,000	119,024

Net change in cash	(269)	(4,906)	55
Cash, beginning of period	324	4,332	-
Cash, ending of period	$55	$(574)	$55

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$5,000

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDINGS CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

Nature of business and organization

Royal Union Holding Corporation (the “Company”), formerly named Zion Nevada Corporation, was incorporated in the State of Nevada on March 7, 2007.  The Company’s principal business objective is to acquire, develop, and manage commercial and residential real estate properties.  The Company plans to engage in real estate projects in cooperation with strategic consultants, architects, general and sub-contractors, and other specialists on a project-by-project basis. The Company's operation has been limited to general administrative operations and is considered a development stage company as defined by ASC Topic 915.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $143,434 through September 30, 2010, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 and 2009, Royal Union, LLC, a shareholder advanced $10,388 and $-0-, respectively, to the Company.  Of the $10,388 disclosed, $4,660 was contributed as cash and $5,728 was expenses paid on the Company’s behalf by the shareholder.

During the nine months ended September 30, 2010 and 2009, Shawn Wright, a shareholder advanced $6,790 and $10,000, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of September 30, 2010 and December 31, 2009, the balance of these amounts was $66,252 and $49,074, respectively.

NOTE 4 – STOCKHOLDERS EQUITY

The Company's articles of incorporation provide for the authorization of fifty million (50,000,000) shares of preferred stock and nine hundred million (900,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of September 30, 2010 and December 31, 2009, the Company had 12,225,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

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

In June 2009, the Company entered into an agreement to sell 10,000,000 shares of common stock at $0.001 par value to Royal Union, LLC,  a Delaware limited liability company and a shareholder, owned and controlled by Michael Hesser for equity investment in consideration of $50,000 non-refundable, non-interest bearing cash deposit. The company received and deposited the $50,000 from Royal Union, LLC. Under the agreement, certain conditions have to be met prior to stock issuance. As of September 30, 2010, the conditions have not been met and no shares were issued.  A stock issuable in amount of 10,000,000 shares is reflected on the balance sheet. The $50,000 deposit is reflected in the account deposit from shareholder and these funds were used to pay consulting fee to a related party.

NOTE 5 – RESTATEMENT NOTE

Due to an accounting error, the Company has restated its Statement of Operations for the three month and nine month ending period September 30, 2009 due to general administrative expense not being booked in correct quarter.

	THREE MONTHS ENDED SEPTEMBER 30, 2009
STATEMENTS OF OPERATIONS
OPERATING EXPENSES	ORIGINAL	CHANGE	RESTATED

General administrative	$14,486	$139	$14,625

Total Operating Expenses	14,486	139	14,625

	NINE MONTHS ENDED SEPTEMBER 30, 2009
STATEMENTS OF OPERATIONS
OPERATING EXPENSES	ORIGINAL	CHANGE	RESTATED

General administrative	$27,694	$889	$28,583

Total Operating Expenses	27,694	889	28,583

STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES	ORIGINAL	CHANGE	RESTATED

Net Loss	$27,694	$889	$28,583

Total Operating Activities	27,694	889	28,583

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 7- SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through the date which the financial statements were issued, and no such events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $143,434 through September 30, 2010. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the Securities and Exchange Commission and subsequent public listing of our common stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite these expectations.  It was our presumption that registration with the Securities and Exchange Commission and listing on OTCBB might facilitate our efforts in executing on our business plan by accessing capital resources.  Unfortunately, despite our efforts, we have not been successful.  Presently we face certain issues related to the mechanics of trading for our stock Involving DTC eligibility.

DTC is a subsidiary of The Depository Trust & Clearing Company.  According to its website, DTC was created in 1973 to “reduce costs and provide clearing and settlement efficiencies by immobilizing securities and making "book-entry" changes to ownership of the securities. DTC provides securities movements for NSCC's net settlements, and settlement for institutional trades (which typically involve money and securities transfers between custodian banks and broker/dealers), as well as money market instruments.”

Essentially, DTC provides the electronic basis through which stock sales bought and sold through brokers are transferred from the seller’s brokerage account to the buyer’s account.

If an issuer is not “DTC-eligible” then its shares are more difficult to electronically transfer between brokerage accounts, which, based on the realities of the marketplace (especially the OTC Bulletin Board), means that shares of the company may not be traded effectively (technically the shares can be traded manually between accounts, at brokerage firms or clearing firms).  The key is that while DTC-eligibility is not a requirement to trade on the OTC Bulletin Board, it is all but a necessity to process trades on the OTC Bulletin Board if a company’s stock is going to achieve an efficient market for its shares.

Historically, approval by DTC was a matter of course after a company cleared SEC comments on its registration statement and cleared FINRA comments on its Form 211 as filed by a market maker.  Once this transpired, one or more of the company’s shareholders could deposit shares with a broker and the broker, at times with the company’s transfer agent, would apply for DTC-eligibility through a clearing firm affiliated with DTC.  Once the request was granted the company’s shareholders could then buy and sell stock electronically through brokers.

But this comparatively automatic approval by DTC is no longer commonplace, and many smaller issuers are having trouble securing a brokerage firm and/or clearing firm  willing to submit a DTC-eligibility application.  The negative impact this has on issuers and shareholders is difficult to overstate.  Without substantive liquidity and the ability for shares to actually trade, It may be all but impossible for an actual market for our stock to develop and without such a market at any price, it may be all but impossible for us to raise capital and move forward on our business objective(s).

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

As of September 25, 2010 we had 12,225,000 shares of $0.001 par value common stock issued and outstanding and no preferred shares issued or outstanding.

Our administrative offices are located at 484 North 2070 East, Saint George, Utah 84790.

Our fiscal year end is December 31.

Results of Operation

We have not had any operating income from inception (March 7, 2007) through September 30, 2010.   To date, we have recognized a net loss of $143,434.

General and administrative expenses were as follows:

(Unaudited)

		Restated		Restated	March 7, 2007
	For the three	For the three	For the nine	For the nine	(date of inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenues	$-	$-	$-	$-	$-
Operating expenses
General administrative	3,029	14,625	22,382	28,583	93,559
General administrative - related-party	-	-	-	-	49,875
Total operating expenses	3,029	14,625	22,382	28,583	143,434
(Loss) from operations	(3,029)	(14,625)	(22,382)	(28,583)	(143,434)
(Loss) before provision for income taxes	(3,029)	(14,625)	(22,382)	(28,583)	(143,434)
Provision for Income Taxes	-	-	-	-	-

Net (loss)	$(3,029)	$(14,625)	$(22,382)	$(28,583)	$(143,434)

Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resource

(Unaudited)

ASSETS	September 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$55	$324
Prepaid expense	-	600
Total current assets	55	924
Total Assets	$55	$924
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,287	$952
Advances from related parties	66,252	49,074
Total current liabilities	71,539	50,026

At September 30, 2010 we had no substantive capital resources and significant negative working capital and in order to proceed with our business plan, we must endeavor to identify alternative capital resources or additional capital contributions from shareholders to fund administrative and other expenses.

Advances from related parties were as follows:

1.
During the nine months ended September 30, 2010 and 2009, Royal Union, LLC, a shareholder advanced $10,388 and $-0-, respectively, to the Company. Of the $10,388 disclosed, $4,660 was contributed as cash and $5,728 was expenses paid on the Company’s behalf by the shareholder.

2.	During the nine months ended September 30, 2010 and 2009, Shawn Wright, a shareholder advanced $6,790 and $10,000, respectively, to the Company.

3.
These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of September 30, 2010 and December 31, 2009, the balance of these amounts was $66,252 and $49,074, respectively.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were ineffective.

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During May of 2010 a litigant filed an amended complaint in intervention in a Nevada District Court Case, naming the Registrant along with more than 30 other individuals and/or entities as defendants.  Their claim as against these defendants including the Registrant is that they are the alter egos of a judgment debtor. Not otherwise related to the Registrant. The Plaintiff in Intervention is an unsecured creditor with a judgment against an individual personally, who is not an officer, director or shareholder of the Registrant..  Since then, one or more parties to this litigation (other than the Registrant) have filed for bankruptcy and this matter has been removed to federal bankruptcy court.  We do not believe the Plaintiff will prevail as to its claims regarding the Registrant and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of the Registrant and failure to state a claim.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2010.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL UNION HOLDING CORPORATION

Date: November 5, 2010

/s/ Heidi Williams
Heidi Williams
President, CEO

/s/ Tammy Hardcastle
Tammy Hardcastle
Chief Financial Officer