Form 10-K
period 2010-12-31
ROYAL UNION HOLDINGS, CORP.
filed 2011-04-15
CIK 1404212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

ROYAL UNION HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	333-143969	20-8600068
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

600 Grant, Suite 660
Pittsburgh, PA 15219
(Address of principal executive offices)

(412) 223-2663
(Registrant’s Telephone Number)

484 North 2070 East
Saint George, Utah 84790
(435) 632-1837
(Registrant’s Former Address and Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                    Accelerated Filer ☐

Non-Accelerated Filer ☐                                                       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of April 14, 2011, there were 8,525,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “RUHC”, “we”, “us” and “our” are references to Royal Union Holding Corporation.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Formation

Royal Union Holding Corporation (the “Company” or “We”) was incorporated in the State of Nevada on March 7, 2007 under the name Zion Nevada Corporation to acquire, develop and manage commercial and residential real estate properties. The Company was unsuccessful in the endeavor and never commenced material operations in this area. On May 21, 2009 the Company changed its name to Royal Union Holding Corp.  As of December 31, 2010, the Company is a shell corporation and is currently looking to find a business to give shareholders value by merger or otherwise.

Our Business

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include the following:

•	Formation of the Company;

•	Development of the Company’s business plan;

•	Registering with the Securities and Exchange Commission;

•	Listing on a public market or exchange;

•	Identifying alternative capital resources;

•	Due diligence and research on potential acquisition properties that will provide a current positive cash flow and portfolio for possible long-term appreciation; and

•	Establishing policies and procedures for either long-term leasing or short-term sale.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the Securities and Exchange Commission and subsequent public listing of our common stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Subsequent to the period of this report the following events took place:

•
Pursuant to a Share Purchase Agreement dated February 1, 2011, Shawn Wright sold 10,000,000 of his shares of common stock of the Company to Anna Yakoleva, who became the new majority shareholder, owning 81.6% of the outstanding capital stock of the Company.

•	Pursuant to a Share Purchase Agreement dated February 1, 2011, the outgoing officers of the Company nominated Jes Black as the new Officer and Director.

•	On February 2, 2011, the officers Tammy Hardcastle, Michael Hesser, Shawn Wright and Heidi Williams resigned and Jes Black was appointed as the sole Officer and Director.

•	On March 1, 2011, Jes Black accepted his appointment as the sole Officer and Director of the Company.

•
On March 1, 2011, the Company entered into an executive employment agreement with Jes Black.  As part of the compensation agreement the Company authorized compensation of an annual salary of $84,000 and the one time issuance of 4,000,000 shares of common stock to Mr. Black.

•	On March 25, 2011, the Company and Yakoleva authorized the cancellation of 7,700,000 shares of Yakoleva’s common stock.

•	On April 8, 2011, pursuant to a Share Purchase Agreement dated February 1, 2011, Shawn Wright forgave the advances he had made to the Company totaling $54,754.38

•
On April 8, 2011, Michael Hesser wrote off his $50,000 deposit for 10,000,000 shares of common stock in the Company4 stating that certain conditions were not met and that as a consequence he was not due the aforementioned shares.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2010 our corporate office was located at 484 North 2070 East Saint George, Utah 84790. Our telephone number was (435) 632-1837.   Following the change in management, as of February 2, 2010 our corporate office is located at 600 Grant, Suite 660, Pittsburgh, PA 15219.  Our telephone number at that location is (412) 223-2663. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property.

ITEM 3. LEGAL PROCEEDINGS

In December 2008, the Company was named as a defendant in an amended complaint filed in the District Court of Nevada, Clark County by Phyllis Wynn Family Trust, Plaintiff, vs. Onecap Holding Corp, Onecap Properties, et al, defendant(s) [case number 08A578385]. The complaint names over eighty defendants including the Company and alleges multiple causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance. The substance of the Complaint involves a real estate transaction not involving the Company. We do not believe the Plaintiff will prevail as to her claims regarding the Company and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of the Company but as the sole, direct and proximate result of actions by the Plaintiff and third parties not otherwise related to the Issuer. Since then one or more of the other defendants filed for bankruptcy and this case was removed to a federal bankruptcy court [case number: Nevada Federal Bankruptcy Court Case No.: BK-S 10-20833-BA].

In May 2010, the Company was named as an intervenor defendant in an amended complaint filed in the District Court of Nevada, Clark County by Anthony Puerner, Plaintiff, vs. Onecap Mortgage, et al, defendant(s)[case number A-09-596875-C]. The Complaint names more than 30 other individuals and/or entities as defendants. The Plaintiff’s claim as against these defendants including the Company is that they are the alter egos of a judgment debtor, not otherwise related to the Company. The Plaintiff in Intervention is an unsecured creditor with a judgment against an individual personally, who is not an officer, director or shareholder of the Company. We do not believe the Plaintiff, Anthony Puerner, will prevail as to his claims regarding the Company and we have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of the Company  and failure to state a claim. In February, 2011, the case was moved to Federal Bankruptcy court [case number 10-18090-mkn United States Bankruptcy Court District of Nevada].

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since February 13, 2009 and is currently quoted under the symbol “RUHC.OB.”  We were previously quoted on the OTC Bulletin Board under the symbol “ZINN.OB”, which was changed on October 11, 2010 to “RUHC.OB” to reflect our Company’s name change.  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

As of December 31, 2010, our common stock has not begun trading on the OTCBB.

Record Holders

As of December 31, 2010 and 2009, an aggregate of 12,225,000 shares of our common stock were issued and outstanding and were owned by approximately 5 holders of record.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010 no unregistered securities were sold. Subsequent to that period there were 4,000,000 shares issued to Jes Black pursuant to his employment agreement dated March 1, 2011.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Balance Sheet

As at December 31, 2010, the Company had current assets of $17 and had total current liabilities of $75,983 comprised of $6,669 of accounts payable and accrued liabilities from outstanding operating costs, and $69,314 of advances from related parties.

As at December 31, 2009, the Company had current assets $924, comprised of $324 in cash and $600 in prepaid expenses, and had total current liabilities of $50,026, comprised of $952 of accounts payable and accrued liabilities from outstanding operating costs, and $49,074 of advances from related parties.

During the year ended December 31, 2010, the Company issued no shares of its preferred or common stock.

During the year ended December 31, 2009, the Company had 10,000,000 common shares issuable per a June 2009 agreement with Royal Union, LLC for a $50,000 non-refundable, non-interest bearing deposit.

Operating Revenues

During the year ended December 31, 2010, the Company did not have any operating revenue.

During the year ended December 31, 2009, the Company did not have any operating revenue.

Operating Expenses

During the year ended December 31, 2010, the Company had operating expenses and a net loss of $26,864 comprised of general and administrative fees, which resulted in a total accumulated deficit of $147,916 from inception through December 31, 2010.

During the year ended December 31, 2009, the Company had operating expenses and a net loss of $82,181 comprised of general and administrative fees of $32,306 and general and administrative fees paid to a related party of $49,875, which resulted in a total accumulated deficit of $121,052 from inception through December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, we had minimal $17 in cash, which was not sufficient to fund our operations.  The Company relied upon advances from related parties to cover administrative and other expenses.

At December 31, 2009, we had $324 in cash, which was not sufficient to fund our operations.  The Company relied upon advances from shareholders to cover administrative and other expenses.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors have included in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

Future Financings

The Company intends to continue to pursue equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Royal Union Holding Corporation
(Formerly:  Zion Nevada Corporation)
(A Development Stage Company)

December 31, 2010

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Royal Union Holding Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Royal Union Holding Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and from inception on March 7, 2007 through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Union Holding Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and from inception on March 7, 2007 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had a loss from operations of $147,916, an accumulated deficit of $147,916, working capital deficit of $75,966 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 8, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Balance Sheets

ASSETS	December 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$17	$324
Prepaid expense	-	600
Total current assets	17	924
Total Assets	$17	$924

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$6,669	$952
Advances from related parties	69,314	49,074
Total current liabilities	75,983	50,026

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized; 12,225,000 and 12,225,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	12,225	12,225
Additional paid-in-capital	12,525	12,525
Accumulated (deficit) during the development stage	(147,916)	(121,052)
Stock issuable	50,000	50,000
Less: Stock issued for receivable	(2,800)	(2,800)
Total stockholders' (deficit)	(75,966)	(49,102)
Total Liabilities and Stockholders' (Deficit)	$17	$924

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Statements of Operations

	For year ending December 31, 2010	For year ending December 31, 2009	March 7, 2007 (date of inception) through December 31, 2010
Revenues	$-	$-	$-

Operating expenses
General administrative	26,864	32,306	98,041
General administrative - related-party	-	49,875	49,875
Total operating expenses	26,864	82,181	147,916

(Loss) from operations	(26,864)	(82,181)	(147,916)

(Loss) before provision for income taxes	(26,864)	(82,181)	(147,916)

Provision for Income Taxes	-	-	-

Net (loss)	$(26,864)	$(82,181)	$(147,916)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	12,225,000	12,225,000

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Statements of Cash Flows

	For year ending December 31, 2010	For year ending December 31, 2009	March 7, 2007 (date of inception) through December 31, 2010
Operating activities:
Net loss	$(26,864)	$(82,181)	$(147,916)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	5,000
Changes in operating assets and liabilities:
Decrease in prepaid expense	600	(600)	-
Expenses paid on company behalf by related parties	16,490	-	17,240
Increase in accounts payable	5,717	(501)	6,669
Increase in accrued expenses	-	-	-
Net cash (used in) operating activities	(4,057)	(83,282)	(119,007)

Financing activities:
Advances from related parties	4,660	29,274	52,984
Payments to related parties	(910)	-	(910)
Net proceeds from issuance of common stock	-	-	16,950
Deposit from shareholder	-	50,000	50,000
Net cash provided by financing activities	3,750	79,274	119,024

Net change in cash	(307)	(4,008)	17
Cash, beginning of period	324	4,332	-
Cash, ending of period	$17	$324	$17

Non Cash Investing and Financing Activities: Issuance of Common Stock for Services	$-	$-	$5,000

The accompanying notes are an integral part of these financial statements.

ROYAL UNION HOLDING CORPORATION
(formerly: Zion Nevada Corporation)
(A Development Stage Company)

Statements of Stockholders' Equity (deficit)

					Additional	Shares		Total
	Common stock		Stock issuable		paid-in	issued for	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	capital	receivable	(deficit)	(deficit)

Balance March 7, 2007 (date of inception)	-	$-			$-	$-	$-	$-

Common shares issued for cash at $0.001 per share	5,000,000	5,000			-	-	-	5,000

Common shares issued for service at $0.001 per share	5,000,000	5,000			-	-	-	5,000

Net (loss) for the period March 7, 2007 (inception) to December 31, 2007	-	-			-	-	(22,644)	(22,644)
Balance December 31, 2007	10,000,000	$10,000	-	$-	$-	$-	$(22,644)	$(12,644)

Common shares issued for cash at $0.01 per share	2,225,000	2,225			20,025	(2,800)	-	19,450

Offering related cost					(7,500)	-	-	(7,500)

Net (loss) for the year ended December 31, 2008	-	-			-	-	(16,227)	(16,227)
Balance December 31, 2008 (Restated)	12,225,000	$12,225	-	$-	$12,525	$(2,800)	$(38,871)	$(16,921)

Stock issuable - See note 4			10,000,000	50,000				50,000

Net (loss) for the year ended December 31, 2009	-	-			-	-	(82,181)	(82,181)
Balance December 31, 2009	12,225,000	$12,225	10,000,000	$50,000	$12,525	$(2,800)	$(121,052)	$(49,102)

Net (loss) for the year ended December 31, 2010	-	-			-	-	(26,864)	(26,864)
Balance December 31, 2010	12,225,000	$12,225	10,000,000	$50,000	$12,525	$(2,800)	$(147,916)	$(75,966)

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

Advertising costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations. As of December 31, 2010 and 2009, there were no advertising costs incurred.

Net loss per common share

The Company computes net loss per share in accordance with ASC Topic 260, “Earnings per Share”.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

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

Comprehensive income

The Company accounts for comprehensive income (loss) in accordance with ASC Topic 220 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended December 31, 2010 and 2009.

Income taxes

The Company accounts for its income taxes in accordance with ASC Topic 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

Deferred tax assets:
Net operating loss carryforwards	$147,916	$121,052
Income tax rate	34%	34%
	50,291	41,158
Less valuation allowance	(50,291)	(41,158)
	$-	-

Through December 31, 2010, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards.  At December 31, 2010, the Company had $147,916 of federal and state net operating losses carryforwards.  The net operating loss carryforwards, if not utilized will begin to expire in 2026.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2010 and 2009 is as follows:

	2010	2009
U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

ROYAL UNION HOLDING CORPORATION
(Formerly: Zion Nevada Corporation)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $147,916 from inception through December 31, 2010. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Property and equipment

As of December 31, 2010 and 2009, the Company does not own any property and/or equipment.

Note 4. Stockholders’ equity

The Company's articles of incorporation provide for the authorization of fifty million (50,000,000) shares of preferred stock and nine hundred million (900,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  The Company has not issued any shares of preferred stock.  As of December 31, 2010 and 2009 the Company had 12,225,000 shares of common stock issued and outstanding.

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

ROYAL UNION HOLDING CORPORATION
(Formerly: Zion Nevada Corporation)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

In June 2009, the Company entered into an agreement to sell 10,000,000 shares of common stock at $0.001 par value to Royal Union, LLC,  a Delaware limited liability company and a shareholder, owned and controlled by Michael Hesser for equity investment in consideration of $50,000 non-refundable, non-interest bearing cash deposit. The company received and deposited the $50,000 from Royal Union, LLC. Under the agreement, certain conditions have to be met prior to stock issuance. As of December 31, 2009 and December 31, 2010, the conditions have not been met and no shares were issued.  A stock issuable in amount of 10,000,000 shares is reflected on the balance sheet. The $50,000 deposit is reflected in the account deposit from shareholder and these funds were used to pay consulting fee to a related party as discussed in Note 5.

Note 5.  Related party transactions

During the years ended December 31, 2010 and 2009, Shawn Wright, a shareholder, advanced $54,754 and $47,964, respectively, to the Company in cash loans and expenses paid on the Company’s behalf.

During the year ended December 31, 2010 and 2009, Royal Union, LLC, a shareholder, owned by Michael Hesser, advanced $14,560 and $1,110, respectively, to the Company in cash loans and expenses paid on the Company’s behalf.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of December 31, 2010 and 2009, the balance of these amounts was $69,314 and $49,074, respectively.

During the year ended December 31, 2009, the company paid $49,875 of consulting fees to Royal Union Properties, LLC, a Nevada limited liability company related by common ownership.  As discussed in Note 4, these fees were paid by the funds received from Royal Union, LLC, a shareholder.  No Related Party expenses were incurred or paid during the year ended December 31, 2010.

Note 6.  Litigation

In December 2008, the Company was named as a defendant in an amended complaint filed in the District Court of Nevada, Clark County by Phyllis Wynn Family Trust, Plaintiff, vs. Onecap Holding Corp, Onecap Properties, et al, defendant(s) [case number 08A578385]. The complaint names over eighty defendants including the Company and alleges multiple causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance. The substance of the Complaint involves a real estate transaction not involving the Company. We do not believe the Plaintiff will prevail as to her claims regarding the Company and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of the Company but as the sole, direct and proximate result of actions by the Plaintiff and third parties not otherwise related to the Issuer. Since then one or more of the other defendants filed for bankruptcy and this case was removed to a federal bankruptcy court [case number: Nevada Federal Bankruptcy Court Case No.: BK-S 10-20833-BA].

In May 2010, the Company was named as an intervenor defendant in an amended complaint filed in the District Court of Nevada, Clark County by Anthony Puerner, Plaintiff, vs. Onecap Mortgage defendant(s)[case number A-09-596875-C]. The Complaint names more than 30 other individuals and/or entities as defendants. The Plaintiff’s claim as against these defendants including the Company is that they are the alter egos of a judgment debtor, not otherwise related to the Company. The Plaintiff in Intervention is an unsecured creditor with a judgment against an individual personally, who is not an officer, director or shareholder of the Company. We do not believe the Plaintiff, Anthony Puerner, will prevail as to his claims regarding the Company and we have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of the Company  and failure to state a claim. In February, 2011, the case was moved to Federal Bankruptcy court [case number 10-18090-mkn United States Bankruptcy Court District of Nevada].

ROYAL UNION HOLDING CORPORATION
(Formerly: Zion Nevada Corporation)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 7.  Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were available to be issued, and the following events have been identified:

Pursuant to a Share Purchase Agreement dated February 1, 2011, Shawn Wright sold 10,000,000 of his personally held shares of common stock of Royal Union Holding Corp. to Anna Yakoleva. The transaction handed control of the company to Yakoleva, who now owns 81.8% of the Company's outstanding common stock.

Pursuant to a Share Purchase Agreement dated February 1, 2011, the outgoing officers of Royal Union Holding Corp. nominated Jes Black as the new Officer and Director.

On February 2, 2011, the officers Michael Hesser, Shawn Wright, Tammy Hardcastle and Heidi Williams resigned and Jes Black was appointed as the sole Officer and Director.
On March 1, 2011, Jes Black accepted his appointment as the sole Officer and Director of Royal Union Holding Corp.

On March 1, 2011, Royal Union Holding Corp entered into an executive employment agreement with Jes Black.  As part of the compensation agreement Royal Union Holding Corp. authorized compensation of an annual salary of $84,000 and the one time issuance of 4,000,000 shares of common stock to Mr. Black.

On March 25, 2011, Royal Union Holding Corp. and Yakoleva authorized the cancelation of 7,700,000 shares of Yakoleva ‘s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2010, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2010, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2011.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth as of March 31, 2011 the names and ages of our directors and executive officers:

Name	Age	Position with the Company	Date(s) Appointed
Jes Black Secretary, and Director	35	CEO, CFO, President, Treasurer,	March 1, 2011

Term of Office

Each of our officers is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  At the present time, members of the Board of Directors are not compensated for their services to the Board.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Jes Black - Mr. Black has years of experience as a director of numerous early-stage companies since 2006, where he helped raise over $15 million in new project finance, and was recently published by Aspatore Books for his contribution to “Venture Capital Exit Strategies.”  From 2001 to 2004, Mr. Black developed a strong education in finance and securities while working as a Senior Currency Strategist for MG Financial Group, where he analyzed global currency markets for London operations in New York and was quoted extensively by the Wall Street Journal, Barrons, Financial Times and Reuters.   From 2004 to 2007, Mr. Black gained significant management experience serving as the Managing Director of an alternative asset management company, BF Capital, where he managed foreign exchange (currency) positions for individual and corporate accounts. In 2008, after closing the alternative asset management company, Mr. Black’s exit audit was referred to the Business Conduct Committee of the National Futures Association (NFA) for certain omissions relating to compliance standards enforced by the NFA, a self-regulatory body. Mr. Black did not intend to reestablish the company and settled with the NFA by agreeing to not apply for reinstatement for a period of 30 months. Mr. Black was appointed as the Company’s sole officer and director due to his extensive experience as a manager and former director as well as in-depth knowledge of business and finance.

Identification of Significant Employees

We have no significant employees other than Jes Black, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial officer.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to all persons who served as our CEO or CFO or earned more than $100,000 during the year ended December 31, 2010:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tammy Hardcastle	2010	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil
Former CFO, Treasurer	2009	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil
Heidi Williams	2010	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil
Former President, CEO	2009	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil

(1)
On March 1, 2011, the Company entered into an employment agreement with Jes Black.  Pursuant to the terms of the agreement, Mr. Black shall receive a one-time issuance of four million (4,000,000) shares of the Company’s restricted common stock and an annual salary of $84,000, in consideration of which Mr. Black agreed to act as the Company’s sole officer and director.  The agreement is for a term of five (5) years and may be renewed thereafter.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2010 there were no outstanding equity awards to our executive officers

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

 Compensation of Directors

Our directors receive no extra compensation for their service on our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Jes Black (3) 600 Grant, Suite 660 Pittsburgh, PA 15219	Common	4,000,000	46.92%
All Officers and Directors as a Group (1 Total)	Common	4,000,000	46.92%
Anna Yakoleva (4) 4th Lesnoy Perevkok 4 12507 Moscow, Russian Federation	Common	2,300,000	26.98%

All Beneficial Owners	Common	6,300,000	73.90%

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days, as of March 31, 2011,through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 8,525,000 issued and outstanding shares of common stock as of March 31, 2011.

(3)	Jes Black acquired 4,000,000 shares pursuant to an Employment Agreement with the Company dated March 1, 2011.

(4)
Anna Yakoleva acquired 10,000,000 shares from Shawn Wright, a former director of the Company, pursuant to a private agreement dated February 1, 2011.  Subsequently, on March 25, 2011, the Company and Anna Yakoleva authorized the cancellation of 7,700,000 shares of her common stock.

Changes in Control

Subsequent to the Yakoleva purchase of 10,000,000 shares purchased from Wright, as discussed above, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Jes Black is not an independent director because he is also an executive officer of the Company.

Related Party Transactions

In June 2009, the Company entered into an agreement to sell 10,000,000 shares of common stock at $0.001 par value to Royal Union, LLC,  a Delaware limited liability company and a shareholder, owned and controlled by Michael Hesser, for equity investment in consideration of $50,000 non-refundable, non-interest bearing cash deposit. The Company received and deposited the $50,000 from Royal Union, LLC. Under the agreement, certain conditions have to be met prior to stock issuance. As of December 31, 2010, the conditions have not been met and no shares were issued.  A stock issuable in amount of 10,000,000 shares is reflected on the balance sheet. The $50,000 deposit is reflected in the account deposit from shareholder and these funds were used to pay consulting fee to a related party.  On April 8, 2011, Mr. Hesser relinquished his rights to the 10,000,000 shares and to a refund of the deposit.  As of that date, the Company is no longer indebted to Mr. Hesser in any way.

During the years ended December 31, 2010 and 2009, Royal Union, LLC, a shareholder advanced $13,450 and $1,110, respectively, to the Company.  Of the $13,450 disclosed, $4,660 was contributed as cash and $8,790 was expenses paid on the Company’s behalf by the shareholder.  This advance is unsecured and non-interest bearing with no maturity date.  As of December 31, 2010, the balance of this amount is $14,560.  Per the Stock Purchase Agreement executed on February 1, 2011 by Shawn Wright and Anna Yakoleva, this debt has been forgiven.

During the years ended December 31, 2010 and 2009, Shawn Wright, a shareholder and the Company’s former President, advanced $7,700 and $47,8964, respectively, to the Company.   In 2010, Mr. Wright received a payment in the amount of $910 to against these advances.   This advance is unsecured and non-interest bearing with no maturity date.  As of December 31, 2010, the balance of this amount is $54,754.  Per the Stock Purchase Agreement executed on February 1, 2011 by Shawn Wright and Anna Yakoleva, this debt has been forgiven.

During the year ended December 31, 2010 and 2009, the Company paid $49,875 and $0, respectively, of consulting fees to Royal Union Properties, LLC, a Nevada limited liability company related by common ownership.  These fees were paid by the funds received from Royal Union, LLC, a shareholder.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$3,500	$3,500
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$3,500	$3,500

Audit Fees

During the fiscal year ended December 31, 2010, we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

During the fiscal year ended December 31, 2009, we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $3,500 and $3,500, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS.

(a)           Exhibits.

Exhibit Number	Description	Filed
3.1	Articles of Incorporation*	Filed with the SEC on June 22, 2007 as part of our Registration Statement on Form SB-2.

3.2	Bylaws*	Filed with the SEC on June 22, 2007 as part of our Registration Statement on Form SB-2.

14.	Code of Ethics*	Filed with the SEC on March 19, 2009 as part of our Annual Report on Form 10-K.

21.	List of Subsidiaries	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

10.1	Employment Agreement with Jes Black effective as of March 1, 2011	Filed with the SEC on March 31, 2011 as part of our Form 8k filing.

10.2	Yakoleva Share Cancelation Agreement dated March 25, 2011	Filed herewith

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL UNION HOLDING CORPORATION

Dated: April 15, 2011	By:	/s/ Jes Black
Name: Jes Black
Title: President, Chief Executive, Financial and
Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 15, 2011	By:	/s/ Jes Black
Name: Jes Black
Title: President, Chief Executive, Financial and
Accounting Officer, Director