Form 10-Q
period 2011-03-31
ALLIED AMERICAN STEEL CORP.
filed 2011-05-23
CIK 1404212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-143969

ALLIED AMERICAN STEEL CORP.
(Exact name of Registrant as specified in its charter)

Nevada	20-8600068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Grant, Suite 660 Pittsburgh, PA 15219
(Address of principal executive offices)

(412) 223-2663
(Registrant’s telephone number, including area code)

Royal Union Holding Corporation
(Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 20, 2011, there were 153,450,000 shares of the issuer’s common stock, par value $0.001, outstanding.

ALLIED AMERICAN STEEL CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's December 31, 2010 Form 10-K filed with the SEC on April 15, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	4

Condensed Statements of Operations for the three month periods ended March 31, 2011 and 2010 (unaudited) and for the period from March 7, 2007 (inception) to March 31, 2011 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010 (unaudited) and for the period from March 7, 2007 (inception) to March 31, 2011 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements	7

ALLIED AMERICAN STEEL CORP
(fka Royal Union Holding Corp.)
(A Development Stage Company)

Condensed Balance Sheets
(Unaudited)

ASSETS	March 31, 2011	December 31, 2010
		(Audited)
Current assets:
Cash and cash equivalents	$25	$17
Total current assets	25	17

Total Assets	$25	$17

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$5,714	$6,669
Accrued officer payroll	7,000	-
Accrued officer vacation pay	404	-
Accrued payroll taxes	861	-
Advances from related parties	25	69,314
Total current liabilities	14,004	75,983

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-

Common stock; $.001 par value, 900,000,000 shares authorized; 153,450,000 and 220,050,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	153,450	220,050
Additional paid-in-capital	201,986	(195,300)
Accumulated (deficit) during the development stage	(369,415)	(147,916)
Stock issuable	-	50,000
Less: Stock issued for receivable	-	(2,800)
Total stockholders' (deficit)	(13,979)	(75,966)

Total Liabilities and Stockholders' (Deficit)	$25	$17

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP
(fka Royal Union Holding Corp.)
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

			March 7, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2011	March 31, 2010	March 31, 2011

Revenues	$-	$-	$-

Operating expenses
General administrative	1,234	3,682	99,275
General administrative - related-party	-	-	49,875
Stock compensation bonus	212,000	-	212,000
Officer payroll	7,404	-	7,404
Payroll tax expense	861	-	861
Total operating expenses	221,499	3,682	369,415

(Loss) before provision for income taxes	(221,499)	(3,682)	(369,415)

Provision for Income Taxes	-	-	-

Net (loss)	$(221,499)	$(3,682)	$(369,415)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	234,070,000	220,050,000

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP
(fka Royal Union Holding Corp.)
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			March 7, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2011	March 31, 2010	March 31, 2011

Operating activities:
Net loss	$(221,499)	$(3,682)	$(369,415)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	212,000	-	217,000
Changes in operating assets and liabilities:
Decrease in prepaid expense	-	600	-
Expenses paid on company behalf by related parties	-	-	17,240
Increase in accrued officer payroll	7,000	-	7,000
Increase in accrued officer vacation pay	404	-	404
Increase in accrued payroll taxes	861	-	861
Increase in accounts payable	(955)	2,461	5,714
Increase in accrued expenses	-	-	-
Net cash (used in) operating activities	(2,189)	(621)	(121,196)

Financing activities:
Advances from related parties	2,325	340	55,309
Payments to related parties	(128)	-	(1,038)
Increase in additional paid-in-capital	-	-	-
Advances to related parties satisfied due to stock sale	-	-	-
Net proceeds from issuance of common stock	-	-	66,950
Net cash provided by financing activities	2,197	340	121,221

Net change in cash	8	(281)	25
Cash, beginning of period	17	324	-
Cash, ending of period	$25	$43	$25

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$5,000
Related Party Debt Forgiven	$69,314	$-	$69,314

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP
(fka Royal Union Holding Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2011

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

 In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in these Notes should be read in conjunction with information included in the Form 10-K filed on April 15, 2011.

Nature of business and organization

On April 28, 2011, Royal Union Holding Corporation, formerly Zion Nevada Corporation, which was incorporated in the State of Nevada on March 7, 2007, entered into an Agreement and Plan of Merger to merge with the Company’s wholly owned subsidiary, Allied American Steel Corp., a Nevada corporation (“Merger Sub”).  Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Allied American Steel Corp.  The sole purpose of the merger was to effect the name change from Royal Union Holding Corporation to Allied American Steel Corporation. The Company’s principal business objective is as an exploration company focused on the discovery and production of significant iron ore resources and the titanium dioxide resources often associated with iron deposits.  The Company is currently a shell corporation looking to improve its current business model and/or acquire an operating business. The Company's operation has been limited to general administrative operations and is considered a development stage company as defined by ASC Topic 915.

Estimates

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

ALLIED AMERICAN STEEL CORP
(fka Royal Union Holding Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2011

Note 2.  Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $369,415 from inception through March 31, 2011. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Stockholders’ Equity

The Company's articles of incorporation provide for the authorization of fifty million (50,000,000) shares of preferred stock and nine hundred million (900,000,000) shares of common stock with par values of $0.001.  Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  The Company has not issued any shares of preferred stock.  As of March 31, 2011 and December 31, 2010, the Company had 153,450,000 and 220,050,000 shares of common stock issued and outstanding, respectively.   On April 27, 2011, the Company authorized an 18:1 Forward Split of their issued and outstanding Common Shares which became effective May 19, 2011.   These interim financial statements and notes retroactively reflect the forward split.

On March 7, 2007 the Company issued 90,000,000 shares of common stock at $0.000056 per share to Shawn Wright, the Company’s president/ shareholder for equity investment.

On March 7, 2007 the Company issued 90,000,000 shares of common stock at $0.000056 per share to Shawn Wright, the Company’s president/ shareholder for services provided.

The Company initiated a Private Placement in June 29, 2007 for the sale of common stock to investors at $0.000556 per share.  As of December 31, 2008, 40,050,000 shares of common stock subscriptions have been received from 23 investors, raising $11,950 in proceeds, net of $7,500 of offering costs and $2,800 of shares issued for receivable.  The shares issued for receivable were cancelled as of the date of the stock sale.

In March 2009, the Company amended its articles of incorporation to increase the amount of authorized capital to 50,000,000 shares of preferred stock and 900,000,000 shares of common stock at par value of $0.001.

ALLIED AMERICAN STEEL CORP
(fka Royal Union Holding Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2011

Note 3. Stockholders’ Equity (continued)

In June 2009, the Company entered into an agreement to sell 180,000,000 shares of common stock at $0.00028 to Royal Union, LLC,  a Delaware limited liability company and a shareholder, owned and controlled by Michael Hesser for equity investment in consideration of $50,000 non-refundable, non-interest bearing cash deposit. The company received and deposited the $50,000 from Royal Union, LLC. Under the agreement, certain conditions would have to be met prior to stock issuance. As of December 31, 2010, the conditions had not been met and no shares had been issued.  The $50,000 deposit was used to pay consulting fees to a related party.  The $50,000 was converted to Contributed Capital as of the date of the stock sale.  Royal Union, LLC has waived all rights to any shares that were previously issuable to them.

Pursuant to a Share Purchase Agreement dated February 1, 2011, Shawn Wright sold 180,000,000 of his personally held common shares of Royal Union Holding Corp. to Anna Yakoleva.  The transaction handed control of the company to Yakoleva, who became the majority shareholder, owning 81.8% of the Company’s outstanding common stock as of that date.

On March 1, 2011, Royal Union Holding Corp entered into an executive employment agreement with Jes Black.  As part of the compensation agreement Royal Union Holding Corp. authorized compensation of an annual salary of $84,000 and the one time issuance of 72,000,000 shares of common stock, valued at $212,000,  to Mr. Black.  The valuation of the stock was determined by recent sales of stock between private parties that provided a more determinable measure of fair value than any other available valuation in accordance with ASC 505-50-30-6.

On March 25, 2011, Royal Union Holding Corp. and Yakoleva authorized the cancelation of 138,600,000 shares of Yakoleva ‘s common stock.

Note 4.  Related Party Transactions

Pursuant to a Share Purchase Agreement dated February 1, 2011, Shawn Wright sold 180,000,000 of his personally held pre-split shares of common stock of Royal Union Holding Corp. to Anna Yakoleva.  The transaction handed control of the company to Yakoleva, who became the majority shareholder, owning 81.8% of the Company’s outstanding common stock as of that date.

Pursuant to a Share Purchase Agreement dated February 1, 2011, the outgoing officers of Royal Union Holding Corp. nominated Jes Black as the new Officer and Director.

On February 2, 2011, the officers Heidi Williams, Shawn Wright, Tammy Hardcastle and Michael Hesser resigned and Jes Black was appointed as the sole Officer and Director.

On March 1, 2011, Jes Black accepted his appointment as the sole Officer and Director of Royal Union Holding Corp.

The former officers of Royal Union Holding Corp. have forgiven debt owed to them totaling $71,486, all inclusive.

ALLIED AMERICAN STEEL CORP
(fka Royal Union Holding Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2011

The 180,000,000 shares that were issuable to Royal Union, LLC for their $50,000 non-refundable deposit was forgiven, along with $2,800 for shares issued for receivable from the June 29, 2007 private placement.

On March 24, 2011, Jes Black loaned the Company $25 to open up a new checking account.  This loan is non-interest bearing and due on demand.

Note 5.  Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were available to be issued, and the following events have been identified:

Beginning on April 1, 2011, Jes Black’s salary was increased to $91,000.

On April 15, 2011 the Company received a $99,961.50 advance from North American Iron Ore against a post-split purchase of 133,282 Allied units at a price of $0.75 per unit, each unit consisting of one share of Allied common stock and one three-year warrant to purchase one share of Allied common stock at a price of $0.90 per share.  The units are to be issued subsequent to the stock split.

On April 27, 2011, the Company authorized an 18:1 forward stock split.  See Note 3.

On April 28, 2011, Royal Union Holding Corporation entered into an Agreement and Plan of Merger to merge with the Company’s wholly owned subsidiary, Allied American Steel Corp., a Nevada corporation (“Merger Sub”).  Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Allied American Steel Corp.  The sole purpose of this merger was to effect the name change to Allied American Steel Corp.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Allied,” “we,” “us,” or “our” are to Allied American Steel Corp. formerly known as Royal Union Holding Corporation.

General Overview

We were incorporated in the State of Nevada on March 7, 2007 under the name Zion Nevada Corporation to acquire, develop and manage commercial and residential real estate properties. We were unsuccessful in this endeavor and never commenced material operations in this area. On May 21, 2009 we changed our name to Royal Union Holding Corporation.  On April 28, 2011 we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our wholly owned, inactive subsidiary, Allied American Steel Corp., a Nevada corporation ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Allied American Steel Corp.  As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on April 28, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name. Effective May 16, 2011, our common stock became listed for quotation on OTC Markets and the OTC Bulletin Board under our new symbol “AAST”. We have changed our name to “Allied American Steel Corp.” to reflect a name which recognizes our intended new business focused on the exploration, discovery and production of iron ore and titanium dioxide resources.  We are presently a shell corporation looking to develop our intended new business or acquire a business with operations in our target area.

We are a development stage company, have never achieved operating revenues and have no material operations. Our operations to date have been devoted primarily to the following:

•	Formation of the Company;

•	Development of the Company’s business plan;

•	Registering with the Securities and Exchange Commission;

•	Listing on a public market or exchange;

•	Identifying alternative capital resources; and

•	Engaging in due diligence and research on potential acquisition candidates that will provide positive cash flow.

In order for us to commence substantive operations, we will require additional capital. No assurance can be given that such capital will be available to us and if so, on reasonable terms.

During the quarter ended March 31, 2011 and the subsequent period the following events took place:

•
Pursuant to a Share Purchase Agreement dated February 1, 2011, Shawn Wright sold 180,000,000 of his shares of common stock of the Company to Anna Yakoleva, who became the new majority shareholder, owning 81.6% of the outstanding capital stock of the Company.

•	On February 1, 2011, the outgoing officers of the Company nominated Jes Black as the new Officer and Director.

•	On February 2, 2011, the officers Tammy Hardcastle, Michael Hesser, Shawn Wright and Heidi Williams resigned and Jes Black was appointed as the sole Officer and Director.

•	On March 1, 2011, Jes Black accepted his appointment as the sole Officer and Director of the Company.

•
On March 1, 2011, the Company entered into an executive employment agreement with Jes Black.  As part of the employment agreement, the Company authorized compensation of an annual salary of $84,000 and the one time issuance of 72,000,000 shares of common stock to Mr. Black.  Effective April 1, 2011, Jes Black’s annual salary was increased to $91,000.

•	On March 25, 2011, the Company and Yakoleva authorized the cancellation of 138,600,000 shares of Yakoleva’s common stock.

•	On April 8, 2011, pursuant to a Share Purchase Agreement dated February 1, 2011, Shawn Wright forgave the advances he had made to the Company totaling $56,926.

•
On April 8, 2011, Michael Hesser wrote off his $50,000 deposit for 10,000,000 shares of common stock in the Company, stating that certain conditions were not met and that as a consequence he was not due the aforementioned shares.

•	On April 8, 2011, Royal Union, LLC forgave advances it had made to the Company totaling $14,560.

•
Effective April 15, 2011 we entered into a Securities Purchase Agreement (the “SPA”) with North American Iron Ore, Inc., a British Columbia corporation (“North American”), pursuant to which we agreed to sell to North American 133,282 units of our securities at a purchase price of $0.75 per unit or an aggregate of $99,961.50, each unit consisting of one share of our common stock and a three year common stock purchase warrant (the “Unit Warrant”) to purchase one share of our common stock at a price of $0.90 per share. The SPA gives retroactive effect to the 18:1 forward stock split effected after the close of business on May 19, 2011. The units will be issued as soon as practicable after the forward stock split such that the number of units being purchased and the purchase price per unit and Unit Warrant will not be affected by the forward stock split.

Forward Stock Split

Effective the close of business on May 19, 2011 we effected an 18:1 forward stock split in the form of a dividend pursuant to which shareholders of record at the close of business on May 19, 2011 receive an additional 17 shares of our common stock for each share of common stock held by him. All references in this Quarterly Report on Form 10-Q to our issued and outstanding common stock gives retroactive effect to the forward stock split. Immediately following the stock split we had 153,450,000 shares issued and outstanding.

Results of Operations

We conducted no material operations during the quarter ended March 31, 2011 and do not have any present operations. During the three month period ended March 31, 2011, we generated no revenues, we had total operating expenses of $221,499 and we incurred a net loss of $221,499. The principal component of our operating expenses and net loss was $212,000 allocated to a stock compensation bonus. During the three month period ended March 31, 2010, we generated no revenues, we had total operating expenses of $3,682, and we incurred a net loss of $3,682.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2010 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $25 and $17, current assets of $25 and $17 and current liabilities of $14,004 and $75,983, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on loans and on financings to continue our operations.

Plan of Operation

We were formed to engage in the acquisition, development and management of commercial and residential real estate properties.  We conducted minimal operations in this line of business and subsequently decided to discontinue operations in this area.  We are presently inactive, but we are looking at ventures of merit involving the exploration, discovery and production of iron ore and titanium dioxide resources for corporate participation as a means of enhancing stockholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

We have minimal operating costs and expenses at the present time due to our limited business activities.  Accordingly, absent changed circumstances, we will not be required to raise significant capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions.  We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, Jes Black, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to insure such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

Management believes that the material weaknesses set forth in the two items above did not have an effect on our financial reporting. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside Directors, who shall be appointed to a fully functioning audit committee, would remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

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

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. Except as set forth above, we are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.           RISK FACTORS

Not applicable.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective March 1, 2011 we issued 72,000,000 shares of our restricted common stock to Jes Black under his Executive Employment Agreement of the same date. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              (REMOVED AND RESERVED)

ITEM 5.              OTHER INFORMATION

As more fully described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview, effective April 28, 2011 we changed our name from Royal Union Holding Corporation to Allied American Steel Corp.

As more fully described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Stock Split, effective the close of business on May 19,2011 we effected an 18:1 forward stock split in the form of a dividend.

ITEM 6.              EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED AMERICAN STEEL CORP.

Dated: May 23, 2011	By:	/s/ Jes Black
Jes Black
President, Principal Executive and Financial Officer