Form 10-Q
period 2011-06-30
ALLIED AMERICAN STEEL CORP.
filed 2011-08-22
CIK 1404212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number:  333-143969

ALLIED AMERICAN STEEL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8600068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Grant Street, Suite 660 Pittsburgh, PA 15219
(Address of principal executive offices)

(412) 223-2663
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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
Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of August 15, 2011, there were 101,543,351 shares of the issuer’s common stock, par value $0.001, outstanding.

ALLIED AMERICAN STEEL CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on April 15, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4

Condensed Statements of Operations for the three and six month periods ended June 30, 2011 and 2010 (unaudited) and for the period from March 7, 2007 (inception) to June 30, 2011 (unaudited)	5

Condensed Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 (unaudited) and for the period from March 7, 2007 (inception) to June 30, 2011 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements	7

ALLIED AMERICAN STEEL CORP
(An Exploration Stage Company)

Condensed Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010(1)

ASSETS

Current assets:
Cash and cash equivalents	$539,022	$17
Prepaid expenses	151,855	-
Total current assets	690,877	17

Total Assets	$690,877	$17

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$54,296	$6,669
Accrued officer vacation pay	1,750	-
Accrued payroll taxes	108	-
Advances from related parties	25	69,314
Total current liabilities	56,179	75,983

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; $.001 par value, 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
101,543,351 and 220,050,000 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively	101,543	220,050
Additional paid-in-capital	1,204,153	(195,300)
Accumulated (deficit) during the exploration stage	(670,998)	(147,916)
Stock issuable	-	50,000
Less: Stock issued for receivable	-	(2,800)
Total stockholders’ equity (deficit)	634,698	(75,966)

Total Liabilities and Stockholders’ Equity (Deficit)	$690,877	$17

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP
(An Exploration Stage Company)

Condensed Statements of Operations
(Unaudited)

					March 7, 2007
	For the three	For the three	For the six	For the six	(date of inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
Impairment of option for mineral rights	125,626	-	125,626	-	125,626
General administrative	149,996	15,671	151,230	19,353	249,271
General administrative - related-party	-	-	-	-	49,875
Stock compensation bonus	-	-	212,000	-	212,000
Officer payroll	24,096	-	31,500	-	31,500
Payroll tax expense	1,865	-	2,726	-	2,726
Total operating expenses	301,583	15,671	523,082	19,353	670,998

Provision for income taxes	-	-	-	-	-

Net loss	$(301,583)	$(15,671)	$(523,082)	$(19,353)	$(670,998)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	137,059,095	220,050,000	185,296,562	220,050,000

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP
(An Exploration Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			March 7, 2007
	For the six	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2011	June 30, 2010	June 30, 2011

Operating activities:
Net loss	$(523,082)	$(19,353)	$(670,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of option for mineral rights acquired with stock	125,626	-	125,626
Stock issued for services	225,596	-	230,596
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(10,702)	600	(10,702)
Expenses paid on company behalf by related parties	-	7,700	17,240
Increase in accrued officer vacation pay	1,750	-	1,750
Increase in accrued payroll taxes	108	-	108
Increase in accounts payable and accrued expenses	47,627	8,001	54,296
Net cash (used in) operating activities	(133,077)	(3,052)	(252,084)

Financing activities:
Proceeds from issuance of units of common stock and warrants	669,885	-	669,885
Net proceeds from issuance of common stock	-	-	66,950
Advances from related parties	2,325	3,700	55,309
Payments to related parties	(128)	(910)	(1,038)
Net cash provided by financing activities	672,082	2,790	791,106

Net change in cash	539,005	(262)	539,022
Cash, beginning of period	17	324	-
Cash, ending of period	$539,022	$62	$539,022

Non cash financing activities:
Related party debt forgiven	$71,486	$-	$71,486

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2011

Note 1.  Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  The financial statements and notes are representations of management.  These accounting policies conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP for Allied American Steel Corp. (the “Company”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in these Notes should be read in conjunction with information included in the Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011.

Nature of business and organization

On April 28, 2011, Royal Union Holding Corporation (“Royal Union”), formerly Zion Nevada Corporation, which was incorporated in the State of Nevada on March 7, 2007, entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge (the “Merger”) with the Company’s wholly owned subsidiary, Allied American Steel Corp., a Nevada corporation (“Merger Sub”).  Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Allied American Steel Corp.  The sole purpose of the Merger was to effect the name change from Royal Union Holding Corporation to Allied American Steel Corp. The Company’s principal business objective is as an exploration company focused on the discovery and production of significant iron ore resources and the titanium dioxide resources often associated with iron deposits.  Prior to entering into the May 27, 2011 Assignment Agreement (see Note 4), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  We believe that as a result of such Assignment Agreement we have ceased to be a shell company. The Company’s planned principal operations have commenced, but there has been no significant revenue therefrom, operations have been limited to general administrative operations, and as a result the Company is considered an exploration stage company as defined by ASC Topic 915 and SEC Industry Guide 7.

Revenue recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy.

Mineral Properties

The Company accounts for its mining activities in accordance with FASB ASC 930 “Extractive Activities – Mining.” The Company capitalizes the costs to acquire mineral properties. Exploration costs are expensed as incurred and include geological and geophysical work on areas without identified reserves, together with drilling and other related costs. Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.  The Company had no mine development costs at June 30, 2011.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2011

Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited. Depreciation, depletion and amortization is allocated to product inventory cost and then included as a component of operating expense as inventory is sold. As of June 30, 2011, the Company had no facilities and equipment.

As of June 30, 2011, the Company had not established any proven or probable reserves.

Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Impairment on interests in mineral reserves are evaluated by considering criteria such as estimates of future cash flows that are directly associated with the asset, future extractive activity plans for the properties, and the results of geographic and geologic data related to the properties. For the six months ended June 30, 2011, the Company recorded an impairment to its interest in mineral rights in the amount of $125,626.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.

Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Shares associated with stock warrants are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

At June 30, 2011, the Company had outstanding potentially dilutive shares of 893,176.

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2011

Note 2.  Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $670,998 from inception through June 30, 2011. The Company’s planned principal operations have commenced, but there has been no significant revenue.  Operations have been limited to general administrative operations, and the Company remains in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3.  Prepaid Expense

At June 30, 2011, prepaid expenses consisted of $141,153 of stock-based consulting fees, $9,167 of consulting fees and $1,535 of directors and officers insurance.

Note 4.  Option to Purchase Mineral Interests

We do not own any property.  We have an option to acquire certain mineral rights.

On May 27, 2011, the Company entered into an Assignment and Sale Agreement (the “Assignment Agreement”) with North American Iron Ore, Inc., a Nevis corporation (“North American”), who became a related party on May 27, 2011, and Canamara Energy Corporation, a British Columbia corporation (“Canamara”).  The Assignment Agreement provides the Company with an option to acquire up to a 60% undivided interest in certain mineral claims (the “Mineral Claims” or the “Property”) located in Lyonne Township, Roberval County in the Province of Quebec, free and clear of all claims, liens, charges and encumbrances, save and except for those set forth in the Assignment Agreement, including a 2.5% royalty held by the underlying owner. The Mineral Claims presently represent 48 contiguous claims totaling approximately 2,741 hectares.

To exercise the option assigned to the Company in the Assignment Agreement, we are required to incur expenditures on the Property in the amount of CDN $1,548,346 (approximately US$1,599,000 based on the conversion rate in effect as of June 1, 2011) on or before May 7, 2012. The Assignment Agreement represents the assignment and sale of an option only and although we intend to exercise the option, subject to receipt of required financing, we are under no obligation to North American or Canamara to do so.

The option terminates if the Company fails to make required expenditures on the Property when due or if the Company voluntarily terminate the option. In addition, Canamara may terminate the option if the Company is in breach of any of its representations and warranties. In such event, Canamara must first provide the Company with a notice of default following which the Company will have 30 days to cure.

The Company’s interest in the Mineral Claims consists of its contractual right to acquire an interest in the Mineral Claims. The Company has not yet engaged in any exploration or development activities with respect to the property on which such Mineral Claims are located.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2011

Under the Assignment Agreement, the Company issued 15,075,175 shares of its restricted common stock. The stock value was based on ASC 505-50-30-6, which evaluates the fair value of the equity instruments issued versus the fair value of goods or services received in share-based payment transactions with nonemployees, whichever is more reliably measurable. The Company determined that the fair value of the equity instruments issued were reliably measurable, and the Company valued the 15,075,175 shares at $0.00833 per share (rounded) for a total of $125,626 based on the per share value of a March 2011 stock transaction which was recorded on the Over-the-Counter Bulletin Board.

The Company evaluated the Assignment Agreement for impairment based on ASC 360-10-35-21 as a result of the Company’s current-period operating loss, history of operating losses, combined with the difficulty of accurately and reliably estimating future cash flows directly associated with the Property, given the stage of development of the Property. As a result, for the six months ending June 30, 2011, the Company fully impaired the value of the Assignment Agreement in the amount of $125,626.

Summary

Mineral interests consisted of the following:
	June 30,
	2011	2010
Option on mineral rights	$125,626	$-
Impairment charge	(125,626)	-
Total	$-	$-

Note 5.  Commitments and Contingencies

The Company is subject to certain commitments and contingencies related to the Assignment Agreement that is described in Note 4.

Note 6.  Stockholders’ Equity and Warrants

The Company’s articles of incorporation provide for the authorization of 50,000,000 shares of preferred stock and 900,000,000 shares of common stock with par values of $0.001.  Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  The Company has not issued any shares of preferred stock.  As of June 30, 2011 and December 31, 2010, the Company had 101,543,351 and 220,050,000 shares of common stock issued and outstanding, respectively.  On April 27, 2011, the Company authorized an 18:1 forward split in the form of a dividend of its issued and outstanding common stock which became effective May 19, 2011.  The dividend shares were issued on June 1, 2011.  These unaudited condensed financial statements and notes retroactively reflect the forward split.

Pursuant to a Share Purchase Agreement dated February 1, 2011, Shawn Wright sold 180,000,000 of his personally held common shares of Royal Union to Anna Yakoleva (“Yakoleva”).  The transaction handed control of the company to Yakoleva, who became the majority shareholder and a related party, owning 81.8% of the Company’s outstanding common stock as of that date.

On March 1, 2011, Royal Union entered into an executive employment agreement with Jes Black.  As part of the employment agreement, Royal Union authorized compensation of an annual salary of $84,000 and the one time issuance of 72,000,000 shares of common stock, valued at $212,000, to Mr. Black.  The valuation of the stock was determined by recent sales of stock between private parties that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6.

On March 25, 2011, Royal Union and Yakoleva agreed to the cancelation of 138,600,000 shares of Yakoleva’s common stock.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2011

On April 28, 2011, Royal Union entered into the Merger Agreement to effect the Merger.  Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Allied American Steel Corp.  The sole purpose of this merger was to effect the name change to Allied American Steel Corp.

On June 1, 2011, Jes Black, the Company’s principal shareholder and sole executive officer and director cancelled 68,000,000 of the 72,000,000 Company’s shares owned by him in furtherance of the Company’s new business plan and to enhance the Company’s ability to raise future financing.

Warrants

In April 2011, the Company entered into a Securities Purchase Agreement with North American, for the sale of 133,282 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $99,962. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of June 30, 2011.

The Company calculated the fair value of these warrants to be $700 using the Black Scholes model.  The Company used the following assumptions: stock price of $0.0083, an exercise price of $0.90, expected term of 36 months, volatility of 220.54%, and discount rate of 1.280%. The fair value of the warrants is treated as offering costs and it would be a debit and credit entry to additional paid in capital resulting in a null effect in net equity.

In June 2011, The Company entered into a Securities Purchase Agreement with North American, for the sale of 759,894 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $569,923. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of June 30, 2011.

The Company calculated the fair value of these warrants to be $1,247,800 using the Black Scholes model.  The Company used the following assumptions: stock price of $1.71, an exercise price of $0.90, expected term of 36 months, volatility of 220.54%, and discount rate of 0.765%. The fair value of the warrants is treated as offering costs and it would be a debit and credit entry to additional paid in capital resulting in a null effect in net equity.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2011.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	-	$-
Granted	893,176	$0.90
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2011	893,176	$0.90
Warrants exercisable at June 30, 2011	893,176	$0.90

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2011

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	893,176	2.95	$0.90
	893,176	2.95	$0.90

Shares Issued Pursuant to Various Consulting Agreements

On June 1, 2011, the Company entered into a consulting agreement with Richard Tschauder to provide consulting services as the Company’s Senior Geologist. As compensation, Mr. Tschauder will receive $3,333 per month, payable each quarter in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Tschauder perform site visits three times per calendar year. In addition, Mr. Tschauder will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2011, the Company recorded compensation expense in the amount of $4,208.

On June 1, 2011, the Company entered into a consulting agreement with Erik Ostensoe to provide consulting services as the Company’s Senior Exploration Advisor. As compensation, Mr. Ostensoe will receive $2,500 per month, payable each month in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Ostensoe perform site visits three times per calendar year. In addition, Mr. Ostensoe will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2011, the Company recorded compensation expense in the amount of $4,208.

On June 22, 2011, the Company entered into a consulting agreement with David Dunn to provide consulting services as the Company’s Advisor. As compensation, Mr. Dunn will receive $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Dunn perform site visits three times per calendar year. In addition, Mr. Dunn will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 25,000 of these shares were issued in June 2011. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2011, the Company recorded compensation expense in the amount of $1,727.

On June 22, 2011, the Company entered into a consulting agreement with Stewart Jackson to provide consulting services as the Company’s Advisor. As compensation, Mr. Jackson will receive an upfront cash fee of $5,000 and $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Jackson perform site visits three times per calendar year. In addition, Mr. Jackson will receive 100,000 shares of the Company’s restricted common stock, 50,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 50,000 of which shares shall be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 50,000 of these shares were issued in June 2011. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2011, the Company recorded compensation expense in the amount of $3,453.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2011

Note 7.  Related Party Transactions – Not Disclosed Elsewhere

Pursuant to the February 1, 2011 Share Purchase Agreement, on February 2, 2011, Heidi Williams, Shawn Wright, Tammy Hardcastle and Michael Hesser resigned as officers and Jes Black was appointed as the sole officer and director of Royal Union. On March 1, 2011, Mr. Black accepted his appointment as the sole officer and director of Royal Union.

The former officers of Royal Union have forgiven debt owed to them totaling $71,486, all inclusive.

On March 24, 2011, Jes Black loaned the Company $25 to open up a new checking account.  This loan is non-interest bearing and due on demand.

Beginning on April 1, 2011, Jes Black’s annual salary was increased to $91,000.

Note 8.  Subsequent Events

The Company did not have any other subsequent events through August 12, 2011 which is the date the financial statements were issued for events requiring recording or disclosure in the financial statements for the three and six months ended June 30, 2011.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to Allied American Steel Corp. formerly known as Royal Union Holding Corporation.

General Overview

We were incorporated in the State of Nevada on March 7, 2007 under the name Zion Nevada Corporation to acquire, develop and manage commercial and residential real estate properties. We were unsuccessful in this endeavor and never commenced material operations in this area. On May 21, 2009 we changed our name to Royal Union Holding Corporation.  On April 28, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we merged with our wholly owned, inactive subsidiary, Allied American Steel Corp., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Allied American Steel Corp.  As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name. Upon the filing of Articles of Merger with the Secretary of State of Nevada on April 28, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name. Effective May 16, 2011, our common stock became listed for quotation on OTC Markets and the OTC Bulletin Board under our new symbol “AAST”. We have changed our name to “Allied American Steel Corp.” to reflect a name which recognizes our intended new business focused on the exploration, discovery and production of iron ore and titanium dioxide resources.  Prior to entering into the May 27, 2011 Assignment and Sale Agreement, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  We believe that as a result of such Assignment and Sale Agreement we have ceased to be a shell company.

We are an exploration stage company. The Company’s planned principal operations have commenced, but there has been no significant revenue therefrom and operations have been limited to general administrative operations. Our operations to date have been devoted primarily to the following:

•	Formation of the Company;

•	Development of the Company’s business plan;

•	Registering with the Securities and Exchange Commission;

•	Listing on a public market or exchange;

•	Identifying alternative capital resources;

•	Engaging in due diligence and research on potential acquisition candidates that will provide positive cash flow;

•	Raising capital through the sale of stock and warrants;

•	Acquiring an interest in mineral rights; and

•	Contracting with mineral rights consultants.

In order for us to commence substantive operations, we will require additional capital. No assurance can be given that such capital will be available to us and if so, on reasonable terms.

During the six months ended June 30, 2011 and the subsequent period the following events took place:

•
Pursuant to a Share Purchase Agreement dated February 1, 2011 (the “Share Purchase Agreement”), Shawn Wright sold 180,000,000 of his shares of common stock of the Company to Anna Yakoleva, who became the new majority shareholder, owning 81.6% of the then outstanding capital stock of the Company.

•
Pursuant to the Share Purchase Agreement, on February 2, 2011, Tammy Hardcastle, Michael Hesser, Shawn Wright and Heidi Williams resigned as officers and Jes Black was appointed as the sole officer and director of the Company.

•	On March 1, 2011, Jes Black accepted his appointment as the sole officer and director of the Company.

•
On March 1, 2011, the Company entered into an executive employment agreement with Jes Black.  As part of the employment agreement, the Company authorized compensation of an annual salary of $84,000 and the one time issuance of 72,000,000 shares of common stock to Mr. Black.  Effective April 1, 2011, Mr. Black’s annual salary was increased to $91,000.

•	On March 25, 2011, the Company and Ms. Yakoleva agreed to the cancellation of 138,600,000 shares of her common stock of the Company.

•	On April 8, 2011, pursuant to the Share Purchase Agreement, Shawn Wright forgave the advances he had made to the Company totaling $56,926.

•
On April 8, 2011, Michael Hesser wrote off his $50,000 deposit for 10,000,000 shares of common stock in the Company, stating that certain conditions were not met and that as a consequence he was not due the aforementioned shares.

•	On April 8, 2011, Royal Union, LLC forgave advances it had made to the Company totaling $14,560.

•
Effective April 15, 2011 we entered into a Securities Purchase Agreement with North American Iron Ore, Inc., a Nevis corporation (“North American”), pursuant to which we agreed to sell to North American 133,282 units of our securities at a purchase price of $0.75 per unit or an aggregate of $99,961.50, each unit consisting of one share of our common stock and a three year common stock purchase warrant to purchase one share of our common stock at a price of $0.90 per share. The agreement gives retroactive effect to the 18:1 forward stock split effected after the close of business on May 19, 2011.

•
On May 27, 2011 we entered into an Assignment and Sale Agreement (the “Assignment Agreement”) with North American and Canamara Energy Corporation, a British Columbia corporation (“Canamara”).  The Assignment Agreement provides us with the right to acquire up to a 60% undivided interest in certain mineral claims (the “Mineral Claims” or the “Property”) located in Lyonne Township, Roberval County in the Province of Quebec, as set forth in Schedule “A” of the Assignment Agreement, free and clear of all claims, liens, charges and encumbrances, save and except for those set forth in the Assignment Agreement, including a 2.5% royalty held by the underlying owner. The Mineral Claims presently represent 48 contiguous claims totaling approximately 2,741 hectares of iron and titanium dioxide resources. Several points of access currently exist for the Property and all infrastructure required for the development of a mine are located nearby. The property is within easy access of the St. Lawrence River.

Under the Assignment Agreement, we are the assignee of North American which had entered into an agreement with Canamara on May 7, 2010 under which North American had the option to acquire the Mineral Claims by making cash payment to Canamara or making expenditures on the Property as follows:

•	CDN $150,000 (for Canamara) on May 7, 2010;

•	CDN $250,000 (for Property expenditures) on or prior to November 7, 2010; and

•	CDN $1,750,000 (for Property expenditures) on or prior to May 7, 2012.

As of May 27, 2011 date of the Assignment Agreement, North American had paid Canamara and made expenditures with respect to the Mineral Claims in the aggregate amount of CDN $601,654 (approximately US$603,007 at the times of payment). In connection with the foregoing, “expenditures” means the sum of all monies spent in prospecting, exploring, geological, geophysical and geochemical surveying, sampling, examining, diamond and other types of drilling, developing, dewatering, assaying, testing, constructing, maintaining and operating roads, trails and bridges upon or across the Property, buildings, equipment, plant and supplies, salaries and wages (including fringe benefits) of employees and contractors directly engaged therein, insurance premiums, and all other expenses ordinarily incurred in prospecting, exploring and developing mining lands.

Under the Assignment Agreement we are required to issue to North American on or before June 8, 2011, 15,075,175 shares of our restricted common stock which have been valued, for the purpose of the Assignment Agreement, at a price of $0.04 per share or an aggregate of US$603,007. The shares were issued in May 2011.

To exercise the option assigned to us in the Assignment Agreement, we are required to incur expenditures on the Property in the amount of CDN $1,548,346 (approximately US$1,599,000 based on the conversion rate in effect as of June 1, 2011) on or before May 7, 2012. The Assignment Agreement represents the assignment and sale of an option only and although we intend to exercise the option, subject to receipt of required financing, we are under no obligation to North American or Canamara to do so.

During the option period, we are required to maintain the Property in good standing by the doing and filing of applicable assessment work or the making of payments in lieu thereof, by the payment of taxes and rentals and the performance of all other actions which may be necessary in that regard and in order to keep the Property free and clear of all liens and other charges except those at the time contested in good faith by us.

During the term of the Assignment Agreement, we, together with our agents and independent contractors, have the sole and exclusive right to enter the Property, do such prospecting, exploration, development and/or other mining work thereon as we deem advisable, bring upon and erect upon the Property such buildings, plant, machinery, tools, appliances and/or equipment as we deem advisable and remove therefrom and dispose of reasonable quantities of ores, minerals and metals for the purpose of obtaining assays or making other tests.

The option terminates if we fail to make required expenditures on the Property when due or if we voluntarily terminate the option. In addition, Canamara may terminate the option if we are in breach of any of our representations and warranties. In such event, Canamara must first provide us with a notice of default following which we will have 30 days to cure.

•
On June 1, 2011, Jes Black, the Company’s principal shareholder and sole executive officer and director, cancelled 68,000,000 of the 72,000,000 Company’s shares owned by him in furtherance of the Company’s new business plan and to enhance the Company’s ability to raise future financing.

•	On June 1, 2011, the Company entered into consulting agreements which included the issuance of 50,000 shares of common stock.

•
On June 20, 2011, we entered into a Securities Purchase Agreement with North American, pursuant to which we agreed to sell to North American 759,894 units of our securities at a purchase price of $0.75 per unit or an aggregate of $569,923, each unit consisting of one share of our common stock and a three year common stock purchase warrant to purchase one share of our common stock at a price of $0.90 per share.

•	On June 22, 2011, the Company entered into consulting agreements which included the issuance of 75,000 shares of common stock.

Forward Stock Split

Effective the close of business on May 19, 2011, we effected an 18:1 forward stock split in the form of a dividend pursuant to which shareholders of record at the close of business on May 19, 2011 receive an additional 17 shares of our common stock for each share of common stock held by them. All references in this report to our issued and outstanding common stock give retroactive effect to the forward stock split. On June 1, 2011, the Company issued 144,925,000 shares of its common stock to its shareholders of record as of the close of business on May 19, 2011 in connection with the Company’s previously announced 18:1 forward stock split.  As the result of the payment of the stock split shares, the total number of the Company’s issued and outstanding shares were increased from 8,525,000 shares to 153,450,000 shares.

Results of Operations for the Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010

During the six month period ended June 30, 2011, we generated no revenues, we had total operating expenses of $523,082 and we incurred a net loss of $523,082. The principal component of our operating expenses and net loss was $212,000 allocated to a stock compensation bonus, $125,626 of impairment of interest in mineral rights and $151,230 of general administrative expenses. During the six month period ended June 30, 2010, we generated no revenues, we had total operating expenses of $19,353, and we incurred a net loss of $19,353.

Results of Operations for the Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010

During the three month period ended June 30, 2011, we generated no revenues, we had total operating expenses of $301,583 and we incurred a net loss of $301,583. The principal component of our operating expenses and net loss was $125,626 of impairment of interest in mineral rights and $149,996 of general administrative expenses. During the three month period ended June 30, 2010, we generated no revenues, we had total operating expenses of $15,671, and we incurred a net loss of $15,671.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2010 contains a going concern qualification as we have suffered losses since our inception.  We have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $539,022 and $17, current assets of $690,877 and $17 and current liabilities of $56,179 and $75,983, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on loans and on financings to continue our operations.

Plan of Operation

We were formed to engage in the acquisition, development and management of commercial and residential real estate properties.  We conducted minimal operations in this line of business and subsequently decided to discontinue operations in this area.  As more fully discussed in this Item 2 under the heading “General Overview”, on May 27, 2011 we entered into an Assignment Agreement with North American Iron Ore, Inc. pursuant to which we have the right to acquire up to a 60% undivided interest in certain Mineral Claims in the Province of Quebec involving iron and titanium dioxide resources. To exercise an option on the Mineral Claims we are required to make cash payments in the aggregate amount of CDN$1,548,346 which would be dedicated to the exploration and development activities.  Subject to availability of required financing, we intend to make the required payments and exercise the option in full.  The Mineral Claims associated with the Property represent prospective resources and as such, no assurance can be given as to the outcome of our intended exploration and development activities on the Property.  In addition to our intended exploration and development of the Property, we are also looking at other ventures of merit involving the exploration, discovery and production of iron ore and titanium dioxide resources for corporate participation as a means of enhancing stockholder value.  Our exploration and development of the Property and other properties may involve sales of our equity or debt securities in merger or acquisition transactions.

To exercise our option on the Property and to acquire other properties, if applicable, we will be required to raise significant capital over the next twelve months.  No assurance can be given that such financing will be available to us and if so, that it will be available or reasonable terms.  We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions. We have however engaged strategic advisors as more fully described in Part II, Item 5. Other Information.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, Jes Black, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to insure such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In December 2008, the Company was named as a defendant in an amended complaint filed in the District Court of Nevada, Clark County by Phyllis Wynn Family Trust, Plaintiff vs. Onecap Holding Corp, Onecap Properties, et al, defendant(s) [case number 08A578385]. The complaint names over eighty defendants including the Company and alleges multiple causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance. The substance of the Complaint involves a real estate transaction not involving the Company. We do not believe the Plaintiff will prevail as to its claims regarding the Company and have answered with affirmative defenses including but not limited to the following: the injuries and damages complained of did not occur as the result of any action on the part of the Company but as the sole, direct and proximate result of actions by the Plaintiff and third parties not otherwise related to the Company. Since then one or more of the other defendants filed for bankruptcy and this case was removed to a federal bankruptcy court [case number: Nevada Federal Bankruptcy Court Case No.: BK-S 10-20833-BA].

In May 2010, the Company was named as an intervenor defendant in an amended complaint filed in the District Court of Nevada, Clark County by Anthony Puerner, Plaintiff vs. Onecap Mortgage, et al, defendant(s) [case number A-09-596875-C]. The complaint names more than 30 other individuals and/or entities as defendants. The Plaintiff’s claim as against these defendants, including the Company, is that they are the alter egos of a judgment debtor, not otherwise related to the Company. The Plaintiff in Intervention is an unsecured creditor with a judgment against an individual personally, who is not an officer, director or shareholder of the Company. We do not believe the Plaintiff, Anthony Puerner, will prevail as to his claims regarding the Company and we have answered with affirmative defenses including but not limited to the following: the injuries and damages complained of did not occur as the result of any action on the part of the Company  and failure to state a claim. In February 2011, the case was moved to federal bankruptcy court [case number 10-18090-mkn United States Bankruptcy Court District of Nevada].

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. Except as set forth above, we are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2011, the Company issued the following securities:

•	Effective April 15, 2011, we issued 133,282 shares of our restricted common stock pursuant to a Securities Purchase Agreement in exchange for cash.

•	Effective May 27, 2011, we issued 15,075,175 shares of our restricted common stock pursuant to an Assignment Agreement in exchange for mineral interests.

•	Effective June 1, 2011, we issued 50,000 share of our restricted common stock pursuant to consulting agreements.

•	Effective June 20, 2011, we issued 759,894 shares of our restricted common stock pursuant to a Securities Purchase Agreement in exchange for cash.

•	Effective June 22, 2011, we issued 75,000 share of our restricted common stock pursuant to consulting agreements.

These securities were offered and sold pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended. These securities were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D. No commissions were paid in connection with these sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

As more fully described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview, effective April 28, 2011 we changed our name from Royal Union Holding Corporation to Allied American Steel Corp.

As more fully described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Stock Split, effective the close of business on May 19, 2011 we effected an 18:1 forward stock split in the form of a dividend.

As more fully described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview, on May 27, 2011 we entered into an Assignment and Sale Agreement with North American Iron Ore, Inc. and Canamara Energy Corporation.

On June 1, 2011, we entered into a one year Consulting Services Agreement with Richard Tschauder (the “Tschauder Agreement”) pursuant to which Mr. Tschauder is serving, on an independent contractor basis, as our Senior Geologist. Thereunder, Mr. Tschauder provides us with his services for a minimum of ten hours per month. We are paying Mr. Tschauder a cash fee of $3,333.33 per month, payable quarterly in advance. In addition, we are paying Mr. Tschauder a per-diem rate of $550 per day, plus reimbursement of reasonable expenses, for visits to our mining properties. We are also paying Mr. Tschauder a stock fee under the Tschauder Agreement consisting of 50,000 shares of our restricted common stock, 25,000 of which shares were paid following the execution of the Tschauder Agreement. The 25,000 share balance is to be paid after December 1, 2011. The Tschauder Agreement may be terminated by us or Mr. Tschauder during the term upon the giving of ten days prior written notice. We may terminate the Tschauder Agreement without notice if we determine that Mr. Tschauder has not complied with the terms and conditions of the Tschauder Agreement. The Tschauder Agreement contains a confidentiality provision and also contains a non-solicitation provision which provides that for a period of one year after the termination of the Tschauder Agreement that Mr. Tschauder will not attempt to recruit, solicit, or hire our employees or customers.

On June 1, 2011, we entered into a one year Consulting Services Agreement with Erik Ostensoe (the “Ostensoe Agreement”) pursuant to which Mr. Ostensoe is serving, on an independent contractor basis, as our Senior Exploration Advisor. Thereunder, Mr. Ostensoe provides us with his services for a minimum of ten hours per month. We are paying Mr. Ostensoe a cash fee of $2,500 per month, payable quarterly in advance. In addition, we are paying Mr. Ostensoe a per-diem rate of $550 per day, plus reimbursement of reasonable expenses, for visits to our mining properties. We are also paying Mr. Ostensoe a stock fee under the Ostensoe Agreement consisting of 50,000 shares of our restricted common stock, 25,000 of which shares were paid following the execution of the Ostensoe Agreement. The 25,000 share balance is to be paid after December 1, 2011. The Ostensoe Agreement may be terminated by us or Mr. Ostensoe during the term upon the giving of ten days prior written notice. We may terminate the Ostensoe Agreement without notice if we determine that Mr. Ostensoe has not complied with the terms and conditions of the Ostensoe Agreement. The Ostensoe Agreement contains a confidentiality provision and also contains a non-solicitation provision which provides that for a period of one year after the termination of the Ostensoe Agreement that Mr. Ostensoe will not attempt to recruit, solicit, or hire our employees or customers.

On June 1, 2011, we entered into a one year Consulting Services Agreement with Michael Boily (the “Boily Agreement”) pursuant to which Mr. Boily is serving, on an independent contractor basis, as advisor to us. Thereunder, Mr. Boily provides us with his services for a minimum of ten hours per month. We are paying Mr. Boily a per-diem rate of $550 per day, plus reimbursement of reasonable expenses, for visits to our mining properties. The Boily Agreement may be terminated by us or Mr. Boily during the term upon the giving of ten days prior written notice. We may terminate the Boily Agreement without notice if we determine that Mr. Boily has not complied with the terms and conditions of the Boily Agreement. The Boily Agreement contains a confidentiality provision and also contains a non-solicitation provision which provides that for a period of one year after the termination of the Boily Agreement that Mr. Boily will not attempt to recruit, solicit, or hire our employees or customers.

On June 22, 2011, we entered into identical a one year Consulting Services Agreements with each of David Dunn and Stewart Jackson (collectively the “Service Agreements”) pursuant to which Mr. Dunn and Mr. Jackson are serving, on an independent contractor basis, as advisors to us. Thereunder, Mr. Dunn and Mr. Jackson provide us with their services for a minimum of ten hours per month. We are paying each of Mr. Dunn and Mr. Jackson a per-diem rate of $550 per day, plus reimbursement of reasonable expenses, for visits to our mining properties. We are also paying Mr. Dunn a stock fee under his Service Agreement consisting of 50,000 shares of our restricted common stock, 25,000 of which shares were paid following the execution of the Service Agreement. The 25,000 share balance is to be paid after December 22, 2011. We are paying Mr. Jackson a stock fee under his Service Agreement consisting of 100,000 shares of our restricted common stock, 50,000 of which shares were paid following the execution of the Service Agreement. The 50,000 share balance is to be paid after December 22, 2011. The Service Agreements may be terminated by us or either Mr. Dunn or Mr. Jackson during the term upon the giving of ten days prior written notice. We may terminate the Service Agreements without notice if we determine that Mr. Dunn or Mr. Jackson has not complied with the terms and conditions of the Service Agreements. The Service Agreements contain a confidentiality provision and also contain a non-solicitation provision which provides that for a period of one year after the termination of the Service Agreements that neither Mr. Dunn nor Mr. Jackson will attempt to recruit, solicit, or hire our employees or customers.

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

ALLIED AMERICAN STEEL CORP.

Dated: August 22, 2011	By:	/s/ Jes Black
	Name:	Jes Black
	Title:	President, Principal Executive and Financial Officer