Form 10-Q
period 2011-09-30
ALLIED AMERICAN STEEL CORP.
filed 2011-11-14
CIK 1404212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes  ☒    No  ☐

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
Yes  ☐    No  ☒

As of November 8, 2011, there were 101,543,351 shares of the issuer’s common stock, par value $0.001, outstanding.

ALLIED AMERICAN STEEL CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	5

Condensed Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010 (unaudited) and for the period from March 7, 2007 (inception) to September 30, 2011 (unaudited)	6

Condensed Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010 (unaudited) and for the period from March 7, 2007 (inception) to September 30, 2011 (unaudited)	7

Notes to the Unaudited Condensed Financial Statements (unaudited)	8

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.seaIebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Allied American Steel Corp.
(An Exploration Stage Company)

We have reviewed the accompanying condensed balance sheet of Allied American Steel Corp. as of September 30, 2011, and the related condensed statements of operations for the three-month and nine-month period(s) ended September 30, 2011 and 2010 and for the period from inception on March 7, 2007 through September 30, 2011, and condensed statements of cash flows for the nine-month periods then ended September 30, 2011 and 2010 and for the period from inception on March 7, 2007 through September 30, 2011. These interim financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers,
CPAs Las Vegas, Nevada
November 4, 2011

50 S. Jones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888) 727-8251 Fax: (888) 782-2351

ALLIED AMERICAN STEEL CORP
(An Exploration Stage Company)

Unaudited Interim Condensed Balance Sheets

	September 30, 2011	December 31, 2010(1)

ASSETS

Current assets:
Cash and cash equivalents	$295,298	$17
Prepaid expenses	66,716	-
Prepaid Salary and Expenses - Officer	16,148	-
Total current assets	378,162	17

Total Assets	$378,162	$17

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$17,210	$6,669
Accrued officer vacation pay	190	-
Advances from related parties	1,775	69,314
Total current liabilities	19,175	75,983

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; $.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized; 101,543,351 and 220,050,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	101,543	220,050
Additional paid-in-capital	1,204,153	(195,300)
Accumulated (deficit) during the exploration stage	(946,709)	(147,916)
Stock issuable	-	50,000
Less: Stock issued for receivable	-	(2,800)
Total stockholders’ equity (deficit)	358,987	(75,966)

Total Liabilities and Stockholders’ Equity (Deficit)	$378,162	$17

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP
(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Operations

					March 7, 2007
	For the three	For the three	For the nine	For the nine	(date of inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
Impairment of option for mineral rights	-	-	125,626	-	125,626
General administrative	187,640	3,029	338,870	22,382	436,911
General administrative - related-party	-	-	-	-	49,875
Stock compensation bonus	-	-	212,000	-	212,000
Exploration costs	61,952	-	61,952	-	61,952
Officer payroll	24,063	-	55,563	-	55,563
Payroll tax expense	2,056	-	4,782	-	4,782
Total operating expenses	275,711	3,029	798,793	22,382	946,709

Provision for income taxes	-	-	-	-	-

Net loss	$(275,711)	$(3,029)	$(798,793)	$(22,382)	$(946,709)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	101,543,351	220,050,000	157,072,037	220,050,000

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP
(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

			March 7, 2007
	For the nine	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2011	September 30, 2010	September 30, 2011

Operating activities:
Net loss	$(798,793)	$(22,382)	$(946,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of option for mineral rights acquired with stock	125,626	-	125,626
Stock issued for services	309,770	-	314,770
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(9,737)	600	(9,737)
(Increase) decrease in prepaid officer salary and expense	(16,148)		(16,148)
Expenses paid on company behalf by related parties	-	13,428	17,240
Increase in accrued officer vacation pay	190	-	190
Increase in accounts payable and accrued expenses	10,541	4,335	17,210
Net cash (used in) operating activities	(378,551)	(4,019)	(497,558)

Financing activities:
Proceeds from issuance of units of common stock and warrants	669,885	-	669,885
Net proceeds from issuance of common stock	-	-	66,950
Advances from related parties	4,075	4,660	57,059
Payments to related parties	(128)	(910)	(1,038)
Net cash provided by financing activities	673,832	3,750	792,856

Net change in cash	295,281	(269)	295,298
Cash, beginning of period	17	324	-
Cash, ending of period	$295,298	$55	$295,298

Non cash financing activities:
Related party debt forgiven	$71,486	$-	$71,486

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2011

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

Mineral Properties

The Company accounts for its mining activities in accordance with FASB ASC 930 “Extractive Activities – Mining.” The Company capitalizes the costs to acquire mineral properties. Exploration costs are expensed as incurred and include geological and geophysical work on areas without identified reserves, together with drilling and other related costs. Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.  The Company had no mine development costs at September 30, 2011.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2011

Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited. Depreciation, depletion and amortization is allocated to product inventory cost and then included as a component of operating expense as inventory is sold. As of September 30, 2011, the Company had no facilities and equipment.

As of September 30, 2011, the Company had not established any proven or probable reserves.

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

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Impairment on interests in mineral reserves are evaluated by considering criteria such as estimates of future cash flows that are directly associated with the asset, future extractive activity plans for the properties, and the results of geographic and geologic data related to the properties. For the nine months ended September 30, 2011, the Company recorded an impairment to its interest in mineral rights in the amount of $125,626.

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

At September 30, 2011, the Company had outstanding potentially dilutive shares of 893,176.

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2011

Note 2.  Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $946,709 from inception through September 30, 2011. The Company’s planned principal operations have commenced, but there has been no significant revenue.  Operations have been limited to general administrative operations and exploration, and the Company remains in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3.  Prepaid Expense

At September 30, 2011, prepaid expenses consisted of $56,979 of stock-based consulting fees, $6,667 of consulting fees, $16,148 of officer salary and expense, and $3,070 of directors and officers insurance.

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

The Company’s interest in the Mineral Claims consists of its contractual right to acquire an interest in the Mineral Claims. As of September 30, 2011, the Company has incurred $61,952 of exploration costs on the property on which such Mineral Claims are located.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2011

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

The Company evaluated the Assignment Agreement for impairment based on ASC 360-10-35-21 as a result of the Company’s current-period operating loss, history of operating losses, combined with the difficulty of accurately and reliably estimating future cash flows directly associated with the Property, given the stage of development of the Property. As a result, for the nine months ending September 30, 2011, the Company fully impaired the value of the Assignment Agreement in the amount of $125,626.

Summary

Mineral interests consisted of the following:
	September 30,
	2011	2010
Option on mineral rights	$125,626	$-
Impairment charge	(125,626)	-
Total	$-	$-

Note 5.  Commitments and Contingencies

The Company is subject to certain commitments and contingencies related to the Assignment Agreement that is described in Note 4.

Note 6.  Stockholders’ Equity and Warrants

The Company’s articles of incorporation provide for the authorization of 50,000,000 shares of preferred stock and 900,000,000 shares of common stock with par values of $0.001.  Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  The Company has not issued any shares of preferred stock.  As of September 30, 2011 and December 31, 2010, the Company had 101,543,351 and 220,050,000 shares of common stock issued and outstanding, respectively.  On April 27, 2011, the Company authorized an 18:1 forward split in the form of a dividend of its issued and outstanding common stock which became effective May 19, 2011.  The dividend shares were issued on June 1, 2011.  These unaudited condensed financial statements and notes retroactively reflect the forward split.

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

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2011

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

Warrants

In April 2011, the Company entered into a Securities Purchase Agreement with North American, for the sale of 133,282 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $99,962. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of September 30, 2011.

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

In June 2011, The Company entered into a Securities Purchase Agreement with North American, for the sale of 759,894 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $569,923. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of September 30, 2011.

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

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2011.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	-	$-
Granted	893,176	$0.90
Exercised	-	$-
Cancelled	-	$-
Outstanding at September 30, 2011	893,176	$0.90
Warrants exercisable at September 30, 2011	893,176	$0.90

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2011

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	893,176	2.70	$0.90
	893,176	2.70	$0.90

Shares Issued Pursuant to Various Consulting Agreements

On June 1, 2011, the Company entered into a consulting agreement with Richard Tschauder to provide consulting services as the Company’s Senior Geologist. As compensation, Mr. Tschauder will receive $3,333 per month, payable each quarter in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Tschauder perform site visits three times per calendar year. In addition, Mr. Tschauder will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the nine months ended September 30, 2011, the Company recorded compensation expense in the amount of $32,917.

On June 1, 2011, the Company entered into a consulting agreement with Erik Ostensoe to provide consulting services as the Company’s Senior Exploration Advisor. As compensation, Mr. Ostensoe will receive $2,500 per month, payable each month in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Ostensoe perform site visits three times per calendar year. In addition, Mr. Ostensoe will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the nine months ended September 30, 2011, the Company recorded compensation expense in the amount of $26,833.

On June 22, 2011, the Company entered into a consulting agreement with David Dunn to provide consulting services as the Company’s Advisor. As compensation, Mr. Dunn will receive $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Dunn perform site visits three times per calendar year. In addition, Mr. Dunn will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 25,000 of these shares were issued in June 2011. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the nine months ended September 30, 2011, the Company recorded compensation expense in the amount of $21,368.

On June 22, 2011, the Company entered into a consulting agreement with Stewart Jackson to provide consulting services as the Company’s Advisor. As compensation, Mr. Jackson will receive an upfront cash fee of $5,000 and $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Jackson perform site visits three times per calendar year. In addition, Mr. Jackson will receive 100,000 shares of the Company’s restricted common stock, 50,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 50,000 of which shares shall be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 50,000 of these shares were issued in June 2011. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the nine months ended September 30, 2011, the Company recorded compensation expense in the amount of $47,736.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2011

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

On March 17, 2011 and March 24, 2011, Jes Black loaned the Company $1,750 to pay an accounting bill and $25 to open up a new checking account.  These loans are non-interest bearing and due on demand and summarized as follows:

Principal	$1,775
Interest	-0-
Total	$1,775

Beginning on April 1, 2011, Jes Black’s annual salary was increased to $91,000.

Note 8.  Subscription Services

On July 6, 2011 the Company signed an agreement with Vintage Filings, a financial filling and printing company.
Vintage Filings will be responsible for all XBRL tagging and other HTML filings.

The subscription service is effective from June 30, 2011 through March 31, 2014.  The contract can be terminated for any reason with a 30 day notice.   Subscription expense paid to date is $8,000.

There is an option to purchase unlimited HTML of 8-K’s, 10-Q’s and 10-K’s for $2,000 per year.  No additional filings have been made to date and no liability incurred.

Note 9.  Subsequent Events

On October 21, 2011, the Company signed an agreement with Multi-Resources Boreal, a mineral exploration services company.
Multi-Resources Boreal will be responsible for prospecting, trenching, sampling and other exploration services and manpower for the Company’s Touladi Lake iron-titanium project in Quebec Canada.

The Company has evaluated subsequent events through the date the financial statements were issued, and has determined there are no other subsequent events to be reported.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to Allied American Steel Corp.

General Overview

We were incorporated in the State of Nevada on March 7, 2007 under the name Zion Nevada Corporation to acquire, develop and manage commercial and residential real estate properties. We were unsuccessful in this endeavor and never commenced material operations in this area. On May 21, 2009 we changed our name to Royal Union Holding Corporation.  On April 28, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we merged with our wholly owned, inactive subsidiary, Allied American Steel Corp., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Allied American Steel Corp.  As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name. Upon the filing of Articles of Merger with the Secretary of State of Nevada on April 28, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name. Effective May 16, 2011, our common stock became listed for quotation on OTC Markets and the OTC Bulletin Board under the symbol “AAST”.

We are an exploration stage company. We have commenced operations but have yet to achieve any operating revenues. Our operations have consisted of (i) general administrative activities; (ii) locating and acquiring rights to mineral prospects; (iii) conducting due diligence; and (iv) commencing prospect exploration activities. Our operations to date have been primarily devoted to the following:

•	Formation of the Company;

•	Development of the Company’s business plan;

•	Identifying alternative capital resources;

•	Engaging in due diligence and research on potential acquisition candidates that will provide positive cash flow;

•	Raising capital through the sale of stock and warrants;

•	Acquiring an interest in mineral rights;

•	Contracting with mineral rights consultants; and

•	Entering into a Services Agreement with a provider of mineral exploration services.

In order for us to expand and further develop our business, we will require additional capital. No assurance can be given that such capital will be available to us and if so, on reasonable terms.

During the nine months ended September 30, 2011 and the subsequent period the following events took place:

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

•
On March 1, 2011, the Company entered into an executive employment agreement with Jes Black.  As part of the employment agreement, the Company authorized compensation of an annual salary of $84,000 and the one time issuance of 72,000,000 shares of common stock to Mr. Black, 68,000,000 of which were cancelled on June 1, 2011. Effective April 1, 2011, Mr. Black’s annual salary was increased to $91,000.

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

•
Effective April 15, 2011 we entered into a Securities Purchase Agreement with North American Iron Ore, Inc., a Nevis corporation (“North American”), pursuant to which we sold to North American 133,282 units of our securities at a purchase price of $0.75 per unit or an aggregate of $99,961.50, each unit consisting of one share of our common stock and a three year common stock purchase warrant to purchase one share of our common stock at a price of $0.90 per share. The agreement gave retroactive effect to the 18:1 forward stock split effected after the close of business on May 19, 2011.

•
On May 27, 2011 we entered into an Assignment and Sale Agreement (the “Assignment Agreement”) with North American and Canamara Energy Corporation, a British Columbia corporation (“Canamara”).  The Assignment Agreement provides us with the right to acquire up to a 60% undivided interest in certain mineral claims (the “Mineral Claims,” the “Lake Touladi Property,” or the “Property”) located in Lyonne Township, Roberval County in the Province of Quebec, as set forth in Schedule “A” of the Assignment Agreement, free and clear of all claims, liens, charges and encumbrances, save and except for those set forth in the Assignment Agreement, including a 2.5% royalty held by the underlying owner. The Mineral Claims presently represent 48 contiguous claims totaling approximately 2,741 hectares of iron and titanium dioxide resources. Several points of access currently exist for the Property and all infrastructure required for the development of a mine are located nearby. The property is within easy access of the St. Lawrence River.

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

Under the Assignment Agreement we issued to North American 15,075,175 shares of our restricted common stock which were valued, for the purpose of the Assignment Agreement, at a price of $0.04 per share or an aggregate of US$603,007. The shares were issued in May 2011.

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

•
On June 20, 2011, we entered into a Securities Purchase Agreement with North American, pursuant to which we sold to North American 759,894 units of our securities at a purchase price of $0.75 per unit or an aggregate of $569,923, each unit consisting of one share of our common stock and a three year common stock purchase warrant to purchase one share of our common stock at a price of $0.90 per share.

•	On June 22, 2011, the Company entered into consulting agreements which included the issuance of 75,000 shares of common stock.

•
During July, 2011 we completed Phase I of our initial prospecting program at a cost of approximately $31,500 under which we located mineral outcrops on the Lake Touladi Property, estimated the size of mineralized zones, identified prospect targets and hired clearers to establish access to the property.

•
During August, 2011 we completed Part A of Phase II of our Exploration Program at a cost of approximately $30,400 and under which we cleared outcrops, prepared preliminary access to outcrops and conducted limited channel sampling

•
On October 21, 2010 we entered into a Services Agreement (the “Services Agreement”) with Multi-Resources Boreal, a mineral exploration services provider in furtherance of our intended work programs for the exploration and development of the Mineral Claims.

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

Results of Operations for the Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010

During the nine month period ended September 30, 2011, we generated no revenues, we had operating expenses of $798,793 and we incurred a net loss of $798,793. The principal component of our operating expenses and net loss was $212,000 allocated to a stock compensation bonus, $125,626 of impairment of interest in mineral rights and $338,870 of general administrative expenses. During the nine month period ended September 30, 2010, we generated no revenues, we had operating expenses of $22,382, and we incurred a net loss of $22,382. The $22,382 in operating expenses and net loss during the nine months ended September 20, 2011 compared to the nine months ended September 30, 2010 was primarily due to a stock bonus and professional and consultant fees.

Results of Operations for the Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010

During the three month period ended September 30, 2011, we generated no revenues, we had total operating expenses of $275,711 and we incurred a net loss of $275,711. The principal component of our operating expenses and net loss was $61,952 of exploration costs and $187,640 of general administrative expenses. During the three month period ended September 30, 2010, we generated no revenues, we had total operating expenses of $3,029, and we incurred a net loss of $3,029. The $275,111 in operating expenses and net loss during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to a stock bonus, consultant fees and exploration costs.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2010 contains a going concern qualification as we have suffered losses since our inception.  We have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  During the nine months ended September 30, 2011, the Company sold units consisting of common stock and warrants to North American Iron Ore, Inc.  in the amount of $669, 885.  The Company has also spent $138, 489 for geologists and consultants who are experienced in exploration and project management for iron ore and titanium dioxide mining operations.  The Company has also spent $61,952 on exploration costs. As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $295,298 and $17, current assets of $378,162 and $17 and current liabilities of $19,175 and $75,983, respectively.  Unless and until we achieve material revenues, we will remain dependent on loans and on financings to continue our operations.  The Company expects to fund next fiscal year’s operations with additional sales of equity.

Plan of Operation

We were formed to engage in the acquisition, development and management of commercial and residential real estate properties.  We conducted minimal operations in this line of business and subsequently decided to discontinue operations in this area.  As more fully discussed in this Item 2 under the heading “General Overview”, on May 27, 2011 we entered into an Assignment Agreement with North American Iron Ore, Inc. pursuant to which we have the right to acquire up to a 60% undivided interest in certain Mineral Claims in the Province of Quebec involving iron and titanium dioxide resources. To exercise an option on the Mineral Claims we are required to make cash payments in the aggregate amount of CDN$1,548,346 during the period May 27, 2011 through May 27, 2012 which would be dedicated to exploration and development activities.  Subject to availability of required financing, we intend to make the required payments and exercise the option in full. The Mineral Claims associated with the Property represent prospective resources and as such, no assurance can be given as to the outcome of our intended exploration and development activities on the Property.  In addition to our intended exploration and development of the Property, we are also looking at other ventures of merit involving the exploration, discovery and production of iron ore and titanium dioxide resources for corporate participation as a means of enhancing stockholder value.  Our exploration and development of the Property and other properties may involve sales of our equity or debt securities in merger or acquisition transactions.

To exercise our option on the Property and to acquire other properties, if applicable, we will be required to raise significant capital over the next twelve months.  No assurance can be given that such financing will be available to us and if so, that it will be available or reasonable terms. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions. We have however engaged strategic advisors who are serving in consulting capacities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We issued no equity securities during the quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

On October 21, 2011 we entered into a Services Agreement (the “Services Agreement”) with Multi-Resources Boreal (“MRB”), a Quebec corporation which provides mineral exploration services. Under the Services Agreement, MRB will provide us with prospecting, trenching, sampling and other exploration services and manpower with respect to the Lake Touladi Property located in Lyonne Township, Roberval County, in the Province of Quebec in which we have the right to acquire up to a 60% undivided interest in a certain mineral claims. MRB is also expected to assist us to implement three planned drilling programs for resource identification in 2012 through 2013.

The Services Agreement has an initial term of six months and is subject to automatic extension for successive six month periods. The Services Agreement may be terminated by either party, at any time, upon 30 days prior written notice. Each extension will be evidenced by a separate agreement which will contain similar terms to those in the Services Agreement.

Performance of services by MRB under the Services Agreement is contingent on the prior receipt by MRB on the first of each month of an expense advance sufficient to cover budgeted expenses for that month. The initial term of the Services Agreement principally relates to Part B of Phase II of our work program which is dedicated to Prospect Exploration. Part A of our Phase II Program which involved the clearing of outcrops, preparing a preliminary map of outcrops and limited channel sampling at a cost of approximately US$30,000 has been completed. Part B of Phase II is expected to run through December 2011 and involves estimated costs of US$200,000. It is intended to establish a baseline and cross section grid, and create detailed geologic mapping of outcrops. It is also intended to provide us with samplings of outcrops, permitting, trenching, building of cross sections, estimates of geologic potential, drill proposals and geologic reports. MRB is responsible for locating subcontractors including, but not limited to, heavy equipment operators, drilling companies, and assay labs. All subcontractors utilized by MRB must be approved by us. The costs charged to us by MRB are not to exceed actual cost plus 10%. We have agreed to provide MRB with reasonable support, as needed, for the services to be performed by MRB.

Further to Part A of our Phase II Program, in August 2011 we retained MRB to verify the presence of iron-bearing rock on the Lake Touladi property. A number of outcrops were discovered in or near the southern portion of the property in an area that was approximately 250 meters wide (east to west) and 500 meters long (north to south). A total of 43 one meter channel samples were taken at 18 separate outcrops. The samples were assayed at AGAT Laboratories in Mississauga, Ontario using a lithium borate fusion and ICP-OES finish. The average of all samples taken was 30.11% Iron Oxide (Fe2O3) and 2.83% Titanium Dioxide (TiO2). The best sample assayed indicated 40.75% Fe2O3. Titanium Dioxide appears to be highly variable with assays reported as high as 5.48% and as low as 0.149%. In addition, the samples contained an average of 0.42%, Phosphorous Pentoxide (P2O5), with a maximum of 5.48%. Additional exploration is in progress to verify the presence of iron bearing rock in an area one kilometer to the north of the northern edge of the minerals detected in the previously tested area, and to investigate continuity of mineral between the two zones. We also are planning preliminary mineralogical and metallurgical work to better define the character of the material, and to better determine how much of the minerals, if any, may be recoverable in a saleable concentrate. Given the limited size and nature of the sampling activities, absent drilling, metallurgy testing and further exploration activities, no assurance can be given as to the economic viability of the extraction of the minerals contained on the Lake Touladi property.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED AMERICAN STEEL CORP.

Dated: November 14, 2011	By:	/s/ Jes Black
	Name:	Jes Black
	Title:	President, Chief Executive and Financial Officer