Form 10-K
period 2011-12-31
ALLIED AMERICAN STEEL CORP.
filed 2012-04-16
CIK 1404212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

ALLIED AMERICAN STEEL CORPORATION

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $2,647,615 based upon the price ($0.72) at which the registrant’s common stock was last sold as of the last business day of the most recently completed second fiscal quarter.

As of April 9, 2012, there were 101,668,351 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Except as otherwise indicated by the context, references in this report to “Company”, “AAST”, “we”, “us” and “our” are references to Allied American Steel Corporation. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Formation

Allied American Steel Corporation (the “Company” or “we”) was incorporated in the State of Nevada on March 7, 2007 under the name Zion Nevada Corporation to acquire, develop and manage commercial and residential real estate properties. We were unsuccessful in this endeavor and never commenced material operations in this area. On May 21, 2009 we changed our name to Royal Union Holding Corporation. On April 28, 2011 we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our wholly owned subsidiary, Allied American Steel Corporation, a Nevada corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named Allied American Steel Corporation. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company's name. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on April 28, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name. We changed our name to Allied American Steel Corporation to reflect a name which recognized our new business focused on the discovery and production of iron ore resources and titanium dioxide resources.

Forward Stock Split

On April 27, 2011, our Board of Directors declared an 18-for-1forward split of our common stock, in the form of a stock dividend (the “Stock Split”). In connection therewith, Company shareholders of record as of the close of business on May 19, 2011 received an additional 17 shares of our common stock for each share of our common stock held by them. All references to stock issuance throughout this Form 10-K give retroactive effect to the Stock Split.

Our Business

Assignment and Sale Agreement

On May 27, 2011 we entered into an Assignment and Sale Agreement (the “Assignment Agreement”) with North American Iron Ore, Inc., a Nevis corporation (“North American”) and Canamara Energy Corporation, a British Columbia, Canada corporation (“Canamara”). The Assignment Agreement provides us with the right to acquire up to a 60% undivided interest in certain mineral claims (the “Mineral Claims”, the “Property” or the “Lake Touladi Property”) located in Lyonne Township, Roberval County in the Province of Quebec, free and clear of all claims, liens, charges and encumbrances, save and except for those set forth in the Assignment Agreement, including a 2.5% royalty held by the underlying owner. The Mineral Claims presently represent 48 contiguous claims totaling approximately 2,741 hectares of iron and titanium dioxide resources. Several points of access currently exist for the Property and all infrastructure required for the development of a mine are located nearby. The property is within easy access of the St. Lawrence River.

Pursuant to the Assignment Agreement, we are the assignee of North American which had entered into an agreement with Canamara on May 7, 2010 under which North American had the option to acquire the Mineral Claims by making cash payment to Canamara or making expenditures on the Property as follows:

•	CDN $150,000 (for Canamara) on May 7, 2010;

•	CDN $250,000 (for Property expenditures) on or prior to November 7, 2010; and

•	CDN $1,750,000 (for Property expenditures) on or prior to May 7, 2012.

As of the May 27, 2011 date of the Assignment Agreement, North American had paid Canamara or made expenditures with respect to the Mineral Claims in the aggregate amount of CDN $601,654 (approximately US$603,007 at the times of payment). In connection with the foregoing, expenditures means the sum of all monies spent in prospecting, exploring, geological, geophysical and geochemical surveying, sampling, examining, diamond and other types of drilling, developing, dewatering, assaying, testing, constructing, maintaining and operating roads, trails and bridges upon or across the Property, buildings, equipment, plant and supplies, salaries and wages (including fringe benefits) of employees and contractors directly engaged therein, insurance premiums, and all other expenses ordinarily incurred in prospecting, exploring and developing mining lands.

Pursuant to the Assignment Agreement, we issued to North American 15,075,175 shares of our restricted common stock which were valued, for the purpose of the Assignment Agreement, at a price of $0.04 per share or an aggregate of US$603,007.

To exercise the option assigned to us in the Assignment Agreement, we are required to incur expenditures on the Property in the amount of CDN $1,548,346 (approximately US$1,599,000 based on the conversion rate in effect as of June 1, 2011) on or before May 7, 2012. The Assignment Agreement represents the assignment and sale of an option only. Pending the results of our trenching program and subject to the availability of required financing, we will determine whether to exercise the option. We continue to look at other ventures involving the discovery and production of iron ore resources and the titanium dioxide resources often associated with iron deposits.

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

Consulting Agreements

On June 1, 2011 we entered into Consulting Services Agreements with Richard Tschauder, Erik Ostensoe, and Michael Boily under which Messrs. Tschauder, Ostenoe and Boily are serving as our Senior Geologist, Senior Exploration Advisor and as a General Advisor, respectively. On June 22, 2011 we entered into Consulting Services Agreements with David Dunn and Stewart Jackson under which Messrs. Dunn and Jackson are serving as General Advisors. Each of Messrs. Tschauder, Ostenoe, Boily, Dunn and Jackson have extensive experience in the mining industry.

Exploration and Prospecting Program

During July 2011 we completed Phase I of our initial Prospecting Program at a cost of approximately $31,500 under which we located mineral outcrops on the Lake Touladi Property, estimated the size of mineralized zones, identified prospect targets and hired clearers to establish access to the Property.

During August, 2011 we completed Part A of Phase II of our Exploration Program at a cost of approximately $30,400 and under which we cleared outcrops, prepared preliminary access to outcrops and conducted limited channel sampling

In August 2011 we retained Multi-Resources Boreal, a Quebec corporation (“MRB”) providing mineral exploration services, to verify the presence of iron bearing rock on the Lake Touladi Property. A total of 43 one meter channel samples were taken at 18 separate outcrops and the samples were assayed at AGAT Laboratories in Mississauga, Ontario.

On October 21, 2011 we entered into a Services Agreement (the “Services Agreement”) with MRB. Under the Services Agreement, MRB provides us with prospecting, trenching, sampling and other exploration services and manpower with respect to the Lake Touladi Property. The Services Agreement has an initial term of six months and is subject to automatic extension for successive six month periods. The Services Agreement may be terminated by either party, at any time, upon 30 days prior written notice. Each extension will be evidenced by a separate agreement which will contain similar terms to those in the Services Agreement.

Performance of services by MRB under the Services Agreement is contingent on the prior receipt by MRB on the first of each month of an expense advance sufficient to cover budgeted expenses for that month. The initial term of the Services Agreement principally relates to Part B of Phase II of our work program which is dedicated to Prospect Exploration. Part A of our Phase II Program which involved the clearing of outcrops, preparing a preliminary map of outcrops and limited channel sampling has been completed. Part B of Phase II ran through March 2012 and involved costs of approximately US$189,000. Activities included geological mapping and sampling of outcrops. MRB was responsible for locating subcontractors including, but not limited to, heavy equipment operators, drilling companies, and assay labs. All subcontractors utilized by MRB must be approved by us. The costs charged to us by MRB are not to exceed actual cost plus 10%. We have agreed to provide MRB with reasonable support, as needed, for the services to be performed by MRB.

Further to Part A of our Phase II Program, in August 2011 we retained MRB to verify the presence of iron-bearing rock on the Property. A number of outcrops were discovered in or near the southern portion of the property in an area that was approximately 250 meters wide (east to west) and 500 meters long (north to south). A total of 43 one meter channel samples were taken at 18 separate outcrops. The samples were assayed at AGAT Laboratories in Mississauga, Ontario using a lithium borate fusion and ICP-OES finish. The average of all samples taken was 30.11% Iron Oxide (Fe2O3) and 2.83% Titanium Dioxide (TiO2). The best sample assayed indicated 40.75% Fe2O3. Titanium Dioxide appears to be highly variable with assays reported as high as 5.48% and as low as 0.149%. In addition, the samples contained an average of 0.42%, Phosphorous Pentoxide (P2O5), with a maximum of 5.48%. Additional exploration verified the presence of iron bearing rock in an area one kilometer to the north of the northern edge of the minerals detected in the previously tested area. Exploration was also done to investigate continuity of mineral between the two zones. No outcrops of iron-rich rock were found between the two zones. A total of 47 samples were taken during this phase and analyzed at the ALS Chemex Lad in Val d’Or, Quebec. Analysis of those samples indicated that the deposit is subtly zoned, being more iron-rich in the south and more titanium-rich in the north. Permits for trenching were applied for, but not granted due to wetlands issues. We are in the process of reapplying for trenching and drilling permits. No assurance can be given that our permit applications will be granted.

In September 2011, Bueno de Oro, a Nevada Geological Services corporation, was hired to manage the program. After managing the fall field program described above, Bueno de Oro designed and implemented a number of activities in order to use the data obtained during the field program to advance understanding of the deposit and design a more efficient approach to project exploration. Work included more detailed petrographic analysis, magnetic susceptibility testing, preliminary density determinations, metallurgical testing, analysis of analog deposits, construction of cross sections, geochemical analysis, geologic modeling, estimates of geologic potential, drill proposals, creation of customized standards for a QA/QC program and geologic reports. As a result of the work performed and related diligence, we have determined that a significant portion of the iron and possibly some of the titanium located on the Lake Touladi property is locked in silicate minerals where economic recovery is unlikely. This changes the economic focus on the Lake Touladi Property from iron potential to titanium potential. It remains to be determined whether there is a sufficient amount of recoverable titanium to make the mining of the property viable. As the result of the foregoing, some of the work related to the project has been deferred.

We plan to conduct additional mineralogical and metallurgical work to better define the character of the material, and to better determine how much of the minerals, if any, may be recoverable in a saleable concentrate. Given the limited size and nature of the sampling activities, absent drilling, metallurgy testing and further exploration activities, no assurance can be given as to the economic viability of the extraction of the minerals contained on the Property.

Exploration Stage Company

We are an exploration stage company. We have commenced operations but have yet to achieve any operating revenues. Our operations have consisted of (i) general administrative activities; (ii) locating and acquiring rights to mineral prospects; (iii) conducting due diligence; and (iv) commencing prospect exploration activities. Our operations to date have been primarily devoted to the following:

•	Development of the Company’s business plan;

•	Identifying alternative capital resources;

•	Engaging in due diligence and research on potential acquisition candidates that will provide positive cash flow;

•	Raising capital through the sale of stock and warrants;

•	Acquiring an option to acquire a 60% interest in certain mineral claims;

•	Contracting with mineral rights consultants;

•	Entering into a Services Agreement with a provider of mineral exploration services; and

•	Commencing an exploration and prospecting program.

In order for us to expand and further develop our business, we will require additional capital. No assurance can be given that such capital will be available to us and if so, on reasonable terms.

During the year ended December 31, 2011 and the subsequent period the following events took place:

•	Pursuant to a Share Purchase Agreement dated February 1, 2011 (the “Share Purchase Agreement”), Shawn Wright sold 180,000,000 of his shares of common stock of the Company to Anna Yakovleva, who became our new majority shareholder, owning 81.6% of the then outstanding capital stock of the Company;

•	Pursuant to the Share Purchase Agreement, on February 2, 2011, Tammy Hardcastle, Michael Hesser, Shawn Wright and Heidi Williams resigned as officers and Jes Black was appointed as our sole officer and director of the Company;

•	On March 1, 2011, Jes Black accepted his appointment as our sole officer and director;.

•	On March 1, 2011, the Company entered into an executive employment agreement with Jes Black. As part of the employment agreement, the Company authorized compensation of an annual salary of $84,000 and the one time issuance of 72,000,000 shares of common stock to Mr. Black. Effective April 1, 2011, Mr. Black’s annual salary was increased to $91,000;

•	On March 25, 2011, the Company and Ms. Yakovleva agreed to the cancellation of 138,600,000 shares of her common stock of the Company;

•	On April 8, 2011, pursuant to the Share Purchase Agreement, Shawn Wright forgave the advances he had made to the Company totaling approximately $54,754;

•	On April 8, 2011, Michael Hesser wrote off his $50,000 deposit for 10,000,000 shares of common stock in the Company, stating that certain conditions were not met and that as a consequence he was not due the aforementioned shares;

•	On April 8, 2011, Royal Union, LLC forgave advances it had made to the Company totaling $14,560;

•	Effective April 15, 2011 we entered into a Securities Purchase Agreement with North American pursuant to which we sold to North American 133,282 units of our securities at a purchase price of $0.75 per unit or an aggregate of $99,961.50, each unit consisting of one share of our common stock and a three year common stock purchase warrant to purchase one share of our common stock at a price of $0.90 per share. The agreement gave retroactive effect to the 18:1 forward stock split effected after the close of business on May 19, 2011.

•	On May 27, 2011 we entered into the Assignment Agreement with North American and Canamara pursuant to which we issued 15,075,175 shares of common stock to North American;

•	On June 1, 2011, Jes Black, our principal shareholder and sole executive officer and director, cancelled 68,000,000 of the 72,000,000 Company’s shares owned by him in furtherance of our new business plan and to enhance our ability to raise future financing;

•	On June 1, 2011, we entered into consulting agreements which included the issuance of 50,000 shares of common stock;

•	On June 20, 2011, we entered into a Securities Purchase Agreement with North American, pursuant to which we sold to North American 759,894 units of our securities at a purchase price of $0.75 per unit or an aggregate of $569,923, each unit consisting of one share of our common stock and a three year common stock purchase warrant to purchase one share of our common stock at a price of $0.90 per share;

•	On June 22, 2011, the Company entered into consulting agreements which included the issuance of 75,000 shares of common stock;

•	During July, 2011 we completed Phase I of our initial prospecting program;

•	During August, 2011 we completed Part A of Phase II of our Exploration Program;

•	In September 2011 we engaged Bueno de Oro to manage our project exploration program;

•	On October 21, 2011 we entered into a Services Agreement with MRB,

•	In March 2012, we issued an aggregate of 125,000 shares of common stock to four consultants pursuant to our June 2011 Consulting Agreements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since February 13, 2009 and is currently quoted under the symbol “AAST.OB.” We were previously quoted on the OTC Bulletin Board under the symbol “ZINN.OB”, which was changed on October 11, 2010 to “RUHC.OB” and changed on May 16, 2011 to “AAST.OB”. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock on the OTCBB, reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid(1)		Low Bid(1)

December 31, 2011		$0.19		$0.05
September 30, 2011		$0.75		$0.18
June 30, 2011		$1.74		$0.01
March 31, 2011		$0.01	$	*
December 31, 2010	$	*	$	*
September 30, 2010	$	N/A	$	N/A
June 30, 2010		$0.02		$0.02
March 31, 2010	$	N/A	$	N/A

* Less than $0.01.

(1) On April 27, 2011 our Board of Directors declared an 18:1 forward split on our common stock in the form of a stock dividend which was to shareholders of record as of the close of business on May 19, 2011. All high and low closing bid prices reflect the split.

As of December 31, 2011, we had 106 shareholders of record for our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the quarter ended December 31, 2011. All sales of unregistered securities made by us prior to the December 31, 2011 quarter, have been previously reported in our Forms 10-Q and 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The Company does not have any employee stock option or stock purchase plans at December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this annual report.

Results of Operations

Net Loss

We incurred a net loss of $963,388 for the year ended December 31, 2011. For the year ended December 31, 2010, we incurred a net loss of $26,864. The increase in comparable net loss was primarily due to impairment of option for mineral rights, stock compensation, exploration costs, salary and an increase in general administrative expenses. We incurred net losses of $1,111,304 for the period from March 7, 2007 (date of inception) through December 31, 2011 and have not yet generated any revenues since inception. These losses coupled with our lack of revenues caused our independent registered public accounting firm to include an explanatory paragraph in their report for the years ended December 31, 2011 and 2010 that raises substantial doubt about our ability to continue as a going concern.

Revenues

We generated no revenues during the period from March 7, 2007 (date of inception) through December 31, 2011.

Liquidity and Capital Resources

We will need additional capital to implement our strategies including the potential exercise of the option on the Lake Touladi Property. Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we seek. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment.

Since inception, we have been financed primarily by way of loans and sales of our equity and debt securities. During 2011, these financings principally consisted of our April 15, 2011 and June 20, 2011 Securities Purchase Agreements with North American under which we received net proceeds of $669,885.

At December 31, 2011, cash was $225,036 and we had other current assets of $10,499 which consisted of prepaid expenses. At the same time we had current liabilities of $28,893, which consisted of accounts payable and accrued expenses. We attribute our net loss to having no revenues to sustain our operating costs as we are an exploration stage company. At December 31, 2010, cash was $17 and we had no other current assets and current liabilities of $75,983, which consisted of accounts payable, accrued expenses and advances from related parties.

Net Cash Used in Operating Activities

Net cash used in operating activities was ($447,038) for the year ended December 31, 2011, as compared to net cash used of ($4,057) for the year ended December 31, 2010. The increase was primarily due to stock issued for services and impairment of option for mineral rights acquired with stock.

Net Cash Provided by Financing Activities

During the year ended December 31, 2011, we received net proceeds of $672,057 from financing activities principally representing proceeds from the issuance of common stock and warrants. During the year ended December 31, 2010 we received net proceeds of $3,750 from financing activities consisting of principally advances from related parties. During the period from March 7, 2007 (date of inception) through December 31, 2011, we received net proceeds of $791,081 from financing activities consisting of primarily proceeds from the issuance of common stock and warrants.

General

We will only commit to capital expenditures for any future projects requiring us to raise additional capital as and when adequate capital or new lines of finance are made available to us. There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement. Although we may be offered such financing, the terms may not be acceptable to us. If we are not able to secure financing or it is offered on unacceptable terms, then our business plan may have to be modified or curtailed or certain aspects terminated. There is no assurance that even with financing we will be able to achieve our goals.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our December 31, 2011 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2011 and 2010	F-2

Statements of Operations for the years ended December 31, 2011 and 2010 and the period from March 7, 2007 (date of inception) through December 31, 2011	F-3

Statement of Stockholders’ Equity (Deficit) for the period from March 7, 2007 (date of inception) through December 31, 2011	F-4

Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the period from March 7, 2007 (date of inception) through December 31, 2011	F-5

Notes to the Audited Financial Statements	F-6 – F-16

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allied American Steel Corporation

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Allied American Steel Corporation (An Exploration Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 and since inception on March 7, 2007 through December 31, 2011. Allied American Steel Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied American Steel Corporation (An Exploration Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 and since inception on March 7, 2007 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Condensed Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$225,036	$17
Prepaid expenses	10,499	-
Total current assets	235,535	17

Total Assets	$235,535	$17

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$28,893	$6,669
Advances from related parties	-	69,314
Total current liabilities	28,893	75,983

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized; 101,543,351 and 220,050,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	101,543	220,050
Additional paid-in-capital	1,216,278	(195,300)
Accumulated (deficit) during the exploration stage	(1,111,304)	(147,916)
Stock issuable	125	50,000
Less: Stock issued for receivable	-	(2,800)
Total stockholders' equity (deficit)	206,642	(75,966)

Total Liabilities and Stockholders' Equity (Deficit)	$235,535	$17

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Condensed Statements of Operations

			March 7, 2007
			(date of inception)
	For year ending	For year ending	through
	December 31, 2011	December 31, 2010	December 31, 2011

Revenues	$-	$-	$-

Operating expenses
Impairment of option for mineral rights	125,626	-	125,626
General administrative	456,671	26,864	554,712
General administrative - related-party	-	-	49,875
Stock compensation bonus	212,000	-	212,000
Exploration costs	87,742	-	87,742
Officer payroll	75,250	-	75,250
Payroll tax expense	6,099	-	6,099
Total operating expenses	963,388	26,864	1,111,304

Provision for income taxes	-	-	-

Net loss	$(963,388)	$(26,864)	$(1,111,304)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	143,075,765	220,050,000

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Condensed Statements of Cash Flows

			March 7, 2007
			(date of inception)
	For year ending	For year ending	through
	December 31, 2011	December 31, 2010	December 31, 2011

Operating activities:
Net loss	$(963,388)	$(26,864)	$(1,111,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of option for mineral rights acquired with stock	125,626	-	125,626
Stock issued for services	378,999	-	383,999
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(10,499)	600	(10,499)
Expenses paid on company behalf by related parties	-	16,490	17,240
Increase in accounts payable and accrued expenses	22,224	5,717	28,893
Net cash (used in) operating activities	(447,038)	(4,057)	(566,045)

Financing activities:
Proceeds from issuance of units of common stock and warrants	669,885	-	669,885
Net proceeds from issuance of common stock	-	-	66,950
Advances from related parties	4,075	4,660	57,059
Payments to related parties	(1,903)	(910)	(2,813)
Net cash provided by financing activities	672,057	3,750	791,081

Net change in cash	225,019	(307)	225,036
Cash, beginning of period	17	324	-
Cash, ending of period	$225,036	$17	$225,036

Non cash financing activities:
Related party debt forgiven	$71,486	$-	$71,486

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Statements of Stockholders' Equity (deficit)

Inception through December 31, 2011

					Additional	Shares		Total
	Common stock		Stock issuable		paid-in	issued for	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	capital	receivable	(deficit)	(deficit)

Balance March 7, 2007 (date of inception)	-	$-	-	$-	$-	$-	$-	$-

Common shares issued for cash at $0.001 per share	90,000,000	90,000	-	-	(85,000)	-	-	5,000

Common shares issued for service at $0.001 per share	90,000,000	90,000	-	-	(85,000)	-	-	5,000

Net (loss) for the period March 7, 2007 (inception) to December 31, 2007	-	-	-	-	-	-	(22,644)	(22,644)

Balance December 31, 2007	180,000,000	$180,000	-	$-	$(170,000)	$-	$(22,644)	$(12,644)

Common shares issued for cash at $0.01 per share	40,050,000	40,050	-	-	(17,800)	(2,800)	-	19,450

Offering related cost	-	-	-	-	(7,500)	-	-	(7,500)

Net (loss) for the year ended December 31, 2008	-	-	-	-	-	-	(16,227)	(16,227)

Balance December 31, 2008 (Restated)	220,050,000	$220,050	-	$-	$(195,300)	$(2,800)	$(38,871)	$(16,921)

Stock issuable - See note 4	-	-	10,000,000	50,000	-	-	-	50,000

Net (loss) for the year ended December 31, 2009	-	-	-	-	-	-	(82,181)	(82,181)

Balance December 31, 2009	220,050,000	$220,050	10,000,000	$50,000	$(195,300)	$(2,800)	$(121,052)	$(49,102)

Net (loss) for the year ended December 31, 2010	-	-	-	-	-	-	(26,864)	(26,864)

Balance December 31, 2010	220,050,000	$220,050	10,000,000	$50,000	$(195,300)	$(2,800)	$(147,916)	$(75,966)

Common shares issued for Services on March 1, 2011 per Employment Agreement at $0.00295 per share	72,000,000	72,000	-	-	140,000	-	-	212,000

Common shares cancelled on March 25, 2011	(138,600,000)	(138,600)	-	-	138,600	-	-	-

Contributed Capital from Loans forgiven	-	-	-	-	2,172	-	-	2,172

Contributed Capital from Loans forgiven	-	-	-	-	69,314	-	-	69,314

Contributed Capital	-	-	(10,000,000)	(50,000)	47,200	2800	-	-

Common shares and warrants issued for cash on April 15, 2011	133,282	133	-	-	99,828	-	-	99,961

Common shares issued for mineral rights Assignment Agreement on May 27, 2011	15,075,175	15,075	-	-	110,551	-	-	125,626

Common shares cancelled on June 1, 2011	(68,000,000)	(68,000)	-	-	68,000	-	-	-

Common shares issued for Services on June 1, 2011 per Consulting Agreements at $1.01 per share	50,000	50	-	-	50,450	-	-	50,500

Common shares and warrants issued for cash on June 20, 2011	759,894	760	-	-	569,163	-	-	569,923

Common shares issued for Services on June 22, 2011 per Consulting Agreements at $1.39 per share	75,000	75	-	-	104,175	-	-	104,250

Common shares issueble for Services on December 1, 2011 per Consulting Agreements at $0.11 per share	-	-	50,000	50	5,450	-	-	5,500

Common shares issueble for Services on December 22, 2011 per Consulting Agreements at $0.09 per share	-	-	75,000	75	6,675	-	-	6,750

Net (loss) for the year ended December 31, 2011	-	-	-	-	-	-	(963,388)	(963,388)

Balance December 31, 2011	101,543,351	$101,543	125,000	$125	$1,216,278	$-	$(1,111,304)	$206,642

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are representations of management. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

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

Nature of business and organization

On April 28, 2011, Royal Union Holding Corporation (“Royal Union”), formerly Zion Nevada Corporation, which was incorporated in the State of Nevada on March 7, 2007, entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge (the “Merger”) with the Company’s wholly owned subsidiary, Allied American Steel Corp., a Nevada corporation (“Merger Sub”). Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Allied American Steel Corp. The sole purpose of the Merger was to effect the name change from Royal Union Holding Corporation to Allied American Steel Corp. The Company’s principal business objective is as an exploration company focused on the discovery and production of significant iron ore resources and the titanium dioxide resources often associated with iron deposits. Prior to entering into the May 27, 2011 Assignment Agreement (see Note 4), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). We believe that as a result of such Assignment Agreement we have ceased to be a shell company. The Company’s planned principal operations have commenced, but there has been no significant revenue therefrom, operations have been limited to general administrative operations and exploration, and as a result the Company is considered an exploration stage company as defined by ASC Topic 915 and SEC Industry Guide 7.

Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates. Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes are made in estimates as circumstances warrant. Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Mineral Properties

The Company accounts for its mining activities in accordance with FASB ASC 930 “Extractive Activities – Mining.” The Company capitalizes the costs to acquire mineral properties. Exploration costs are expensed as incurred and include geological and geophysical work on areas without identified reserves, together with drilling and other related costs. Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. The Company had no mine development costs at December 31, 2011.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2011

Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited. Depreciation, depletion and amortization is allocated to product inventory cost and then included as a component of operating expense as inventory is sold. As of December 31, 2011, the Company had no facilities and equipment.

As of December 31, 2011, the Company had not established any proven or probable reserves.

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Impairment on interests in mineral reserves are evaluated by considering criteria such as estimates of future cash flows that are directly associated with the asset, future extractive activity plans for the properties, and the results of geographic and geologic data related to the properties. For the twelve months ended December 31, 2011, the Company recorded an impairment to its interest in mineral rights in the amount of $125,626.

Cash and cash equivalents

Cash is comprised of cash deposits held at banks. Cash equivalents are financial instruments issued or guaranteed by major financial institutions and governments that have an original maturity date of less than 90 days. Cash equivalents are stated at cost, which approximates market value.

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

At December 31, 2011, the Company had outstanding potentially dilutive shares of 893,176.

Share-Based Compensation

Compensation cost relating to share-based payment transactions are recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2011

The fair value of the warrants is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on an average of historical volatility of common stock prices of the Company or its peer companies where there is a lack of relevant volatility information of the Company for the length of the expected term. The expected term is derived from estimates and represents the period of time that the warrants granted is expected to be outstanding. The Company uses historical data and management estimates to estimate warrant exercises. The risk-free rate for the expected term is the yield on the zero-coupon U.S. Treasury security with a term comparable to the expected term of the warrant. The Company does not include an estimated dividend yield since it has not paid dividends on its common stock historically.

Fair Value Measurements

The Company applies the fair value hierarchy as established by US GAAP. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value as follows.

•	Level 1 – quoted prices in active markets for identical assets or liabilities.

•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$225,036	$-	$-	$225,036

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$17	$-	$-	$17

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

Advertising

The Company accounts for its advertising costs in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the year ended December 31, 2011, the Company incurred advertising expenses in the amount of $29,853.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2011

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

Note 2.  Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,111,304 from inception through December 31, 2011. The Company’s planned principal operations have commenced, but there has been no significant revenue.  Operations have been limited to general administrative operations and exploration, and the Company remains in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3.  Prepaid Expense

At December 31, 2011, prepaid expenses consisted of $762 of accounting fees, $6,667 of consulting fees, and $3,070 of directors and officers insurance.

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

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2011

The Company’s interest in the Mineral Claims consists of its contractual right to acquire an interest in the Mineral Claims. As of December 31, 2011, the Company has incurred $87,742 of exploration costs on the property on which such Mineral Claims are located.

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

The Company evaluated the Assignment Agreement for impairment based on ASC 360-10-35-21 as a result of the Company’s current-period operating loss, history of operating losses, combined with the difficulty of accurately and reliably estimating future cash flows directly associated with the Property, given the stage of development of the Property. As a result, for the year ending December 31, 2011, the Company fully impaired the value of the Assignment Agreement in the amount of $125,626.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2011

Summary

Mineral interests consisted of the following:

	December 31,
	2011	2010
Option on mineral rights	$125,626	$-
Impairment charge	(125,626)	-
Total	$-	$-

Note 5.  Commitments and Contingencies

The Company is subject to certain commitments and contingencies related to the Assignment Agreement that is described in Note 4.

Note 6.  Stockholders’ Equity and Warrants

The Company’s articles of incorporation provide for the authorization of 50,000,000 shares of preferred stock and 900,000,000 shares of common stock with par values of $0.001.  Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  The Company has not issued any shares of preferred stock.  As of December 31, 2011 and December 31, 2010, the Company had 101,543,351 and 220,050,000 shares of common stock issued and outstanding, respectively.  On April 27, 2011, the Company authorized an 18:1 forward split in the form of a dividend of its issued and outstanding common stock which became effective May 19, 2011.  The dividend shares were issued on June 1, 2011.  These condensed financial statements and notes retroactively reflect the forward split.

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

Warrants

In April 2011, the Company entered into a Securities Purchase Agreement with North American, for the sale of 133,282 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $99,962. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of December 31, 2011.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2011

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

In June 2011, The Company entered into a Securities Purchase Agreement with North American, for the sale of 759,894 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $569,923. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of December 31, 2011.

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

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2011.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	-	$-
Granted	893,176	$0.90
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2011	893,176	$0.90
Warrants exercisable at December 31, 2011	893,176	$0.90

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	893,176	2.44	$0.90
	893,176	2.44	$0.90

Shares Issued Pursuant to Various Consulting Agreements

On June 1, 2011, the Company entered into a consulting agreement with Richard Tschauder to provide consulting services as the Company’s Senior Geologist. As compensation, Mr. Tschauder will receive $3,333 per month, payable each quarter in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Tschauder perform site visits three times per calendar year. In addition, Mr. Tschauder will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the twelve months ended December 31, 2011, the Company recorded cash-based compensation expense in the amount of $31,060 and stock-based compensation expense in the amount of $28,000, for total compensation expense in the amount of $59,060.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2011

On June 1, 2011, the Company entered into a consulting agreement with Erik Ostensoe to provide consulting services as the Company’s Senior Exploration Advisor. As compensation, Mr. Ostensoe will receive $2,500 per month, payable each month in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Ostensoe perform site visits three times per calendar year. In addition, Mr. Ostensoe will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the twelve months ended December 31, 2011, the Company recorded cash-based compensation expense in the amount of $17,500 and stock-based compensation expense in the amount of $28,000, for total compensation expense in the amount of $45,500.

On June 22, 2011, the Company entered into a consulting agreement with David Dunn to provide consulting services as the Company’s Advisor. As compensation, Mr. Dunn will receive $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Dunn perform site visits three times per calendar year. In addition, Mr. Dunn will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the twelve months ended December 31, 2011, the Company recorded stock-based compensation expense in the amount of $37,000, for total compensation expense in the amount of $37,000.

On June 22, 2011, the Company entered into a consulting agreement with Stewart Jackson to provide consulting services as the Company’s Advisor. As compensation, Mr. Jackson will receive an upfront cash fee of $5,000 and $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Jackson perform site visits three times per calendar year. In addition, Mr. Jackson will receive 100,000 shares of the Company’s restricted common stock, 50,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 50,000 of which shares shall be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 50,000 of these shares were issued in June 2011 and 50,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the twelve months ended December 31, 2011, the Company recorded cash-based compensation expense in the amount of $5,000 and stock-based compensation expense in the amount of $74,000, for total compensation expense in the amount of $79,000.

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

Principal	$1,775
Interest	-
Total	$1,775

The Company repaid these loans on November 4, 2011.

Beginning on April 1, 2011, Jes Black’s annual salary was increased to $91,000.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2011

On April 8, 2011, pursuant to the Share Purchase Agreement, Shawn Wright forgave the advances he had made to the Company totaling $56,926.

On April 8, 2011, Royal Union, LLC forgave advances it had made to the Company totaling $14,560.

Note 8.  Subscription Services

On July 6, 2011 the Company signed an agreement with Vintage Filings, a financial filling and printing company. Vintage Filings will be responsible for the Company’s financial statement XBRL tagging and other HTML filings. The agreement is effective from June 30, 2011 through March 31, 2014 and can be terminated for any reason with a 30 day notice. Subscription expense paid to date is $8,000. There is an option to purchase unlimited HTML of 8-K’s, 10-Q’s and 10-K’s for $2,000 per year. No additional filings have been made to date and no liability incurred.

Note 9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,111,304	$147,916
Income tax rate	34%	34%
	377,843	50,291
Less valuation allowance	(377,843)	(50,291)
	$-	-

Through December 31, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards. At December 31, 2011, the Company had $377,843 of federal and state net operating losses carryforwards. The net operating loss carryforwards, if not utilized will begin to expire in 2027.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2011 and 2010 is as follows:

	2011	2010
U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0)%	(34.0)%
Effective tax rate	0.0%	0.0%

Tax Uncertainties

Uncertainty in income taxes arise from tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years from 2007 to 2011. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2011

The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

Note 10. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued, and has determined there are no subsequent events to be reported.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2011, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth as of April 1, 2012 the names and ages of our directors and executive officers:

Name	Age	Position with the Company	Date(s) Appointed

Jes Black Secretary, and Director	36	CEO, CFO, President, Treasurer,	March 1, 2011

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Jes Black − Mr. Black has years of experience as a director of numerous early-stage companies since 2006, where he helped raise over $15 million in new project finance, and was recently published by Aspatore Books for his contribution to “Venture Capital Exit Strategies.” From 2001 to 2004, Mr. Black developed a strong education in finance and securities while working as a Senior Currency Strategist for MG Financial Group, where he analyzed global currency markets for London operations in New York and was quoted extensively by the Wall Street Journal, Barrons, Financial Times and Reuters. From 2004 to 2007, Mr. Black gained significant management experience serving as the Managing Director of an alternative asset management company, BF Capital, where he managed foreign exchange (currency) positions for individual and corporate accounts. In 2008, after closing the alternative asset management company, Mr. Black’s exit audit was referred to the Business Conduct Committee of the National Futures Association (NFA) for certain omissions relating to compliance standards enforced by the NFA, a self-regulatory body. Mr. Black did not intend to reestablish the company and settled with the NFA by agreeing to not apply for reinstatement for a period of 30 months which ended in August 2010. In 2009, Mr. Black developed a water filtration device and filed for a patent on it in 2010. In 2010, after filing the patent application, he formed Solegria Solutions, Inc. to develop the assets. Mr. Black was appointed as the Company’s sole officer and director due to his extensive experience as a manager and former director as well as in-depth knowledge of business and finance.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(e) with respect to the year ended December 31, 2011, we believe that with respect to the year ended December 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities satisfied their Section 16(a) filing requirements, except for CBH Bank.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to all persons who served as our CEO or CFO or earned more than $100,000 during the years ended December 31, 2011 and December 31, 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jes Black –	2011	75,833	0	200,000	0	0	0	0	275,833
CEO and CFO (1)	2010	0	0	0	0	0	0	0	0

Tammy Hardcastle –	2011	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil
Former CFO, Treasurer	2010	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil

Heidi Williams –	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil
Former President, CEO	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil	$ nil

(1) On March 1, 2011, the Company entered into an employment agreement with Jes Black. Pursuant to the terms of the agreement, Mr. Black received a one-time issuance of seventy-two million (72,000,000) shares of the Company’s restricted common stock and an annual salary of $84,000, in consideration of which Mr. Black agreed to act as the Company’s sole officer and director. The agreement is for a term of five (5) years and may be renewed thereafter. On June 1, 2011 Mr. Black cancelled 68,000,000 of the 72,000,000 shares he had received under his employment agreement.

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

As of December 31, 2011 there were no outstanding equity awards to our executive officers

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 6, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)		Percent of Class (2) (%)
Jes Black (3) 600 Grant, Suite 660 Pittsburgh, PA 15219	Common	4,000,000		3.939%
All Officers and Directors as a Group (1 Total)	Common	4,000,000		3.939%
Anna Yakovleva (4) 14 Rue De Malagny, Gland 1196	Common	41,400,000		40.77%

Brown Brother Harriman & Co. 140 Broadway, New York, NY 10005	Common	7,295,697		7.185%

North American Iron Ore, Inc. Level 5, City Central Tower 2, 121 King William Street, Adelaide	Common	16,861,527	(5)	16.44%

CBH Bank Boulevard Emile – Jacques - Dalcroze 7, Geneva 3	Common	19,116,900		18.826%

VP Bank (Schweiz) AG Nahnhofstrasse 3, Zurich 8022	Common	8,876,525		8.742%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 6, 2012, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 101,543,351 issued and outstanding shares of common stock as of March 6, 2012.

(3)	Jes Black acquired 72,000,000 shares pursuant to an Employment Agreement with the Company dated March 1, 2011. 68,000,000 of such shares were cancelled on June 1, 2011.

(4)	Anna Yakovleva acquired 180,000,000 shares from Shawn Wright, a former director of the Company, pursuant to a private agreement dated February 1, 2011. Subsequently, on March 25, 2011, the Company and Anna Yakovleva authorized the cancellation of 138,600,000 shares of her common stock. David Craven, the husband of Anna Yakovleva is a director of North American Iron Ore, Inc. Mr. Craven disclaims any beneficial ownership of the Company shares owned by North American Iron Ore, Inc.

(5)	Includes 893,176 presently exercisable warrants.

Changes in Control

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

Related Party Transactions

In June 2009, the Company entered into an agreement to sell 10,000,000 shares of common stock at $0.001 par value to Royal Union, LLC, a Delaware limited liability company and a shareholder, owned and controlled by Michael Hesser, for equity investment in consideration of $50,000 non-refundable, non-interest bearing cash deposit. Mr. Hesser serves as a director of ours from September 22, 2009 until February 2, 2011. The Company received and deposited the $50,000 from Royal Union, LLC. Under the agreement, certain conditions have to be met prior to stock issuance. As of These conditions were never met and no shares were ever issued. A stock issuable in amount of 10,000,000 shares was reflected on our balance sheet. The $50,000 deposit was used to pay a $49,875 consulting fee to Royal Union Properties, LLC, a Nevada limited liability company controlled by Mr. Hesser. On April 8, 2011, Mr. Hesser relinquished his rights to the 10,000,000 shares and to a refund of the deposit. As of that date, the Company is no longer indebted to Mr. Hesser in any way.

During the years ended December 31, 2010 and 2009, Royal Union, LLC, a shareholder advanced $13,450 and $1,110, respectively, to the Company. Of the $13,450, $4,660 was contributed as cash and $8,790 represented expenses paid on the Company’s behalf by the shareholder. The advances are unsecured and non-interest bearing with no maturity date. As of December 31, 2010, the balance of this amount was $14,560. Per the Stock Purchase Agreement executed on February 1, 2011 by Shawn Wright and Anna Yakovleva, this debt was forgiven.

During the years ended December 31, 2010 and 2009, Shawn Wright, a shareholder and the Company’s former President, advanced $7,700 and $47,8964, respectively, to the Company. In 2010, Mr. Wright received a payment in the amount of $910 against these advances. The advances were unsecured and non-interest bearing with no maturity date. As of December 31, 2010, the balance of this amount was $54,754. Per the Stock Purchase Agreement executed on February 1, 2011 by Shawn Wright and Anna Yakovleva, this debt was forgiven.

During the year ended December 31, 2010 and 2009, the Company paid $49,875 and $0, respectively, of consulting fees to Royal Union Properties, LLC, a Nevada limited liability company controlled by Michael Hesser. These fees were paid by the funds received from Royal Union, LLC, a shareholder.

Pursuant to a Share Purchase Agreement dated February 1, 2011 (the “Share Purchase Agreement”), Shawn Wright sold 180,000,000 of his shares of common stock of the Company to Anna Yakovleva.

On March 1, 2011, we entered into an executive employment agreement with Jes Black. As part of the employment agreement, the Company authorized compensation of an annual salary of $84,000 and the one time issuance of 72,000,000 shares of common stock to Mr. Black. Effective April 1, 2011, Mr. Black’s annual salary was increased to $91,000;

On March 25, 2011, the Company and Ms. Yakovleva agreed to the cancellation of 138,600,000 shares of her common stock of the Company;

On April 8, 2011, Michael Hesser wrote off his $50,000 deposit for 10,000,000 shares of common stock in the Company, stating that certain conditions were not met and that as a consequence he was not due the aforementioned shares;

Effective April 15, 2011 we entered into a Securities Purchase Agreement with North American Iron Ore, Inc. (“North American”) pursuant to which we sold to North American 133,282 units of our securities at a purchase price of $0.75 per unit or an aggregate of $99,961.50, each unit consisting of one share of our common stock and a three year common stock purchase warrant to purchase one share of our common stock at a price of $0.90 per share. The agreement gave retroactive effect to the 18:1 forward stock split effected after the close of business on May 19, 2011.

On May 27, 2011 we entered into the Assignment Agreement with North American and Canamara Energy Corporation pursuant to which we issued 15,075,175 shares of common stock to North American;

On June 20, 2011, we entered into a Securities Purchase Agreement with North American, pursuant to which we sold to North American 759,894 units of our securities at a purchase price of $0.75 per unit or an aggregate of $569,923, each unit consisting of one share of our common stock and a three year common stock purchase warrant to purchase one share of our common stock at a price of $0.90 per share;

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$6,520	$3,500
Audit-related fees	nil	$ nil
Tax fees	nil	$ nil
All other fees	nil	$ nil
Total	$6,520	$3,500

Audit Fees

During the fiscal year ended December 31, 2011, we incurred approximately $6,520 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS.

(a) Exhibits.

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

▪	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

▪	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

▪	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

▪	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description	Filed
3.1	Articles of Incorporation*	Filed with the SEC on June 22, 2007 as part of our Registration Statement on Form SB-2.
3.2	Bylaws*	Filed with the SEC on June 22, 2007 as part of our Registration Statement on Form SB-2.
3.3	Articles of Merger*	Filed with the SEC on May 5, 2011 as part of our Current Report on Form 8-K dated April 27, 2011.
10.1	Employment Agreement with Jes Black effective as of March 1, 2011*	Filed with the SEC on March 31, 2011 as part of our Form 8-K dated February 2, 2011.

Exhibit Number	Description	Filed
10.3	Assignment and Sale Agreement dated May 27, 2011 among North American Iron Ore, Inc., Canamara Energy Corporation and the Registrant*	Filed with the SEC on June 3, 2011 as part of our Current Report on Form 8-K dated May 27, 2011.
10.4	Share Cancellation Agreement dated as of June 1, 2011 among Registrant and Jes Black*	Filed with the SEC on June 3, 2011 as part of our Current Report on Form 8-K dated May 27, 2011.
10.5	Services Agreement dated October 21, 2011 between Registrant and Multi-Resources Boreal*	Filed with the SEC on October 27, 2011 as part of our Current Report on Form 8-K dated October 21, 2011.
14.	Code of Ethics*	Filed with the SEC on March 19, 2009 as part of our Annual Report on Form 10-K for the year ended December 31, 2008.
21.	List of Subsidiaries	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED AMERICAN STEEL CORP.

Dated: April 16, 2012	By:	/s/ Jes Black
Name: Jes Black
Title: President, Chief Executive, Financial and Accounting Officer
Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 16, 2012	By:	/s/ Jes Black
Name: Jes Black
Title: President, Chief Executive, Financial and
Accounting Officer, Director

