Form 10-Q
period 2012-03-31
ALLIED AMERICAN STEEL CORP.
filed 2012-05-18
CIK 1404212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes  ☐    No  ☒

As of May 14, 2012, there were 101,668,351 shares of the issuer’s common stock, par value $0.001, outstanding.

ALLIED AMERICAN STEEL CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on April 16, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4

Condensed Statements of Operations for the three month periods ended March 31, 2012 and 2011 (unaudited) and for the period from March 7, 2007 (inception) to March 31, 2012 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011 (unaudited) and for the period from March 7, 2007 (inception) to March 31, 2012 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements (unaudited)	7

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Balance Sheets

	March 31,	December 31,
ASSETS	2012	2011(1)
Current assets:
Cash and cash equivalents	$139,120	$225,036
Prepaid expenses	9,737	10,499
Total current assets	148,857	235,535

Total Assets	$148,857	$235,535

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$43,512	$28,893
Total current liabilities	43,512	28,893

STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized; 101,668,351 and 101,543,351 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	101,668	101,543
Additional paid-in-capital	1,216,278	1,216,278
Accumulated (deficit) during the exploration stage	(1,212,601)	(1,111,304)
Stock issuable	-	125
Total stockholders' equity	105,345	206,642

Total Liabilities and Stockholders' Equity	$148,857	$235,535

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Operations

			March 7, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues	$-	$-	$-

Operating expenses
Impairment of option for mineral rights	-	-	125,626
General administrative	76,349	1,234	631,061
General administrative - related-party	-	-	49,875
Stock compensation bonus	-	212,000	212,000
Exploration costs	-	-	87,742
Officer payroll	22,750	7,404	98,000
Payroll tax expense	2,198	861	8,297
Total operating expenses	101,297	221,499	1,212,601

Provision for income taxes	-	-	-

Net loss	$(101,297)	$(221,499)	$(1,212,601)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	101,577,692	234,070,000

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

			March 7, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2012	March 31, 2011	March 31, 2012

Operating activities:
Net loss	$(101,297)	$(221,499)	$(1,212,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of option for mineral rights acquired with stock	-	-	125,626
Stock issued for services	-	212,000	383,999
Changes in operating assets and liabilities:			-
(Increase) decrease in prepaid expense	762	-	(9,737)
(Increase) decrease in prepaid officer salary and expense	-	7,000	-
Expenses paid on company behalf by related parties	-	-	17,240
Increase in accrued officer vacation pay	-	404	-
Increase in accrued payroll taxes	-	861	-
Increase in accounts payable and accrued expenses	14,619	(955)	43,512
Net cash (used in) operating activities	(85,916)	(2,189)	(651,961)

Financing activities:
Proceeds from issuance of units of common stock and warrants	-	-	669,885
Net proceeds from issuance of common stock	-	-	66,950
Advances from related parties	-	2,325	57,059
Payments to related parties	-	(128)	(2,813)
Net cash provided by financing activities	-	2,197	791,081

Net change in cash	(85,916)	8	139,120
Cash, beginning of period	225,036	17	-
Cash, ending of period	$139,120	$25	$139,120

Non cash financing activities:
Related party debt forgiven	$-	$69,314	$71,486

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2012

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

Interim results are not necessarily indicative of results for a full year. The information included in these Notes should be read in conjunction with information included in the Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012.

Nature of business and organization

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

Mineral Properties

The Company accounts for its mining activities in accordance with FASB ASC 930 “Extractive Activities – Mining.” The Company capitalizes the costs to acquire mineral properties. Exploration costs are expensed as incurred and include geological and geophysical work on areas without identified reserves, together with drilling and other related costs. Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.  The Company had no mine development costs at March 31, 2012.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2012

Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited. Depreciation, depletion and amortization is allocated to product inventory cost and then included as a component of operating expense as inventory is sold. As of March 31, 2012, the Company had no facilities and equipment.

As of March 31, 2012, the Company had not established any proven or probable reserves.

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

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Impairment on interests in mineral reserves are evaluated by considering criteria such as estimates of future cash flows that are directly associated with the asset, future extractive activity plans for the properties, and the results of geographic and geologic data related to the properties. As of December 31, 2011, the Company had fully impaired its interest in mineral rights.

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

At March 31, 2012, the Company had outstanding potentially dilutive shares of 893,176.

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2012

Note 2.  Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,212,601 from inception through March 31, 2012. The Company’s planned principal operations have commenced, but there has been no significant revenue.  Operations have been limited to general administrative operations and exploration, and the Company remains in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3.  Prepaid Expense

At March 31, 2012, prepaid expenses consisted of $6,667 of consulting fees and $3,070 of directors and officers insurance.

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

The option terminates if the Company fails to make required expenditures on the Property when due or if the Company voluntarily terminate the option. In addition, Canamara may terminate the option if the Company is in breach of any of its representations and warranties. In such event, Canamara must first provide the Company with a notice of default following which the Company will have 30 days to cure. As of May 15, 2011, the Company has not received a notice of default from Canamara.

The Company’s interest in the Mineral Claims consists of its contractual right to acquire an interest in the Mineral Claims. As of March 31, 2012, the Company has incurred $87,742 of exploration costs on the property on which such Mineral Claims are located.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2012

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

Summary

Mineral interests consisted of the following:

	March 31,
	2012	2011
Option on mineral rights	$-	$125,626
Impairment charge	-	(125,626)
Total	$-	$-

Note 5.  Commitments and Contingencies

The Company is subject to certain commitments and contingencies related to the Assignment Agreement that is described in Note 4.

Note 6.  Stockholders’ Equity and Warrants

The Company’s articles of incorporation provide for the authorization of 50,000,000 shares of preferred stock and 900,000,000 shares of common stock with par values of $0.001.  Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  The Company has not issued any shares of preferred stock.  As of March 31, 2012 and December 31, 2011, the Company had 101,668,351 and 101,543,351 shares of common stock issued and outstanding, respectively.  On April 27, 2011, the Company authorized an 18:1 forward split in the form of a dividend of its issued and outstanding common stock which became effective May 19, 2011.  The dividend shares were issued on June 1, 2011.  These unaudited condensed financial statements and notes retroactively reflect the forward split.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2012

Warrants

In April 2011, the Company entered into a Securities Purchase Agreement with North American, for the sale of 133,282 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $99,962. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of March 31, 2012.

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

In June 2011, The Company entered into a Securities Purchase Agreement with North American, for the sale of 759,894 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $569,923. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of March 31, 2012.

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

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2012.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	893,176	$0.90
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2012	893,176	$0.90
Warrants exercisable at March 31, 2012	893,176	$0.90

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2012

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	893,176	2.19	$0.90
	893,176	2.19	$0.90

Shares Issued Pursuant to Various Consulting Agreements

On June 1, 2011, the Company entered into a consulting agreement with Richard Tschauder to provide consulting services as the Company’s Senior Geologist. As compensation, Mr. Tschauder will receive $3,333 per month, payable each quarter in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Tschauder perform site visits three times per calendar year. In addition, Mr. Tschauder will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the three months ended March 31, 2012, the Company recorded cash-based compensation expense in the amount of $10,000.

On June 1, 2011, the Company entered into a consulting agreement with Erik Ostensoe to provide consulting services as the Company’s Senior Exploration Advisor. As compensation, Mr. Ostensoe will receive $2,500 per month, payable each month in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Ostensoe perform site visits three times per calendar year. In addition, Mr. Ostensoe will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the three months ended March 31, 2012, the Company recorded cash-based compensation expense in the amount of $7,500.

On June 22, 2011, the Company entered into a consulting agreement with David Dunn to provide consulting services as the Company’s Advisor. As compensation, Mr. Dunn will receive $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Dunn perform site visits three times per calendar year. In addition, Mr. Dunn will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the three months ended March 31, 2012, the Company recorded compensation expense in the amount of $0.

On June 22, 2011, the Company entered into a consulting agreement with Stewart Jackson to provide consulting services as the Company’s Advisor. As compensation, Mr. Jackson will receive an upfront cash fee of $5,000 and $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Jackson perform site visits three times per calendar year. In addition, Mr. Jackson will receive 100,000 shares of the Company’s restricted common stock, 50,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 50,000 of which shares shall be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 50,000 of these shares were issued in June 2011 and 50,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the three months ended March 31, 2012, the Company recorded compensation expense in the amount of $0.

Note 7. Subsequent Events

On May 7, 2012 the Company determined not to exercise its option under the May 27, 2011 Assignment and Sale Agreement among the Company, North American Iron Ore, Inc. and Canamara Energy Corporation which provided the Company with the right to acquire up to a 60% undivided interest in certain mineral claims located in Lyonne Township, Roberval County in the Province of Quebec. (the “Lake Touladi Property”). This determination was made on the basis of work performed on the Lake Touladi Property, review of diligence materials and internal discussions with members of the Company’s Advisory Board. The company does not believe the Lake Touladi Property to be a viable resource mine as significant portions of the iron and some of the titanium resources located on the Lake Touladi Property are locked in silicate materials where economic recovery is unlikely. Further, the Company believes that the Lake Touladi Property contains substantially lower grades of titanium compared to similar mining projects in the area. The company is actively seeking to locate alternate mining opportunities.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to Allied American Steel Corp.

General Overview

We were incorporated in the State of Nevada on March 7, 2007 under the name Zion Nevada Corporation to acquire, develop and manage commercial and residential real estate properties. We were unsuccessful in this endeavor and never commenced material operations in this area. On May 21, 2009 we changed our name to Royal Union Holding Corporation. On April 28, 2011 we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our wholly owned subsidiary, Allied American Steel Corporation, a Nevada corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named Allied American Steel Corporation. We changed our name to Allied American Steel Corporation to reflect a name which recognized our present business focused on the discovery and production of iron ore resources and titanium dioxide resources.

Assignment and Sale Agreement

 On May 27, 2011 we entered into an Assignment and Sale Agreement (the “Assignment Agreement”) with North American Iron Ore, Inc., a Nevis corporation (“North American”) and Canamara Energy Corporation, a British Columbia, Canada corporation (“Canamara”). The Assignment Agreement provided us with the right to acquire up to a 60% undivided interest in certain mineral claims (the “Mineral Claims”, the “Property” or the “Lake Touladi Property”) located in Lyonne Township, Roberval County in the Province of Quebec, free and clear of all claims, liens, charges and encumbrances, save and except for those set forth in the Assignment Agreement, including a 2.5% royalty held by the underlying owner. The Mineral Claims represent 48 contiguous claims totaling approximately 2,741 hectares of iron and titanium dioxide resources.

Pursuant to the Assignment Agreement, we were the assignee of North American which had entered into an agreement with Canamara on May 7, 2010 under which North American had the option to acquire the Mineral Claims by making cash payment to Canamara or making expenditures on the Property as follows:

CDN $150,000 (for Canamara) on May 7, 2010;

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

To exercise the option assigned to us in the Assignment Agreement, we were required to incur expenditures on the Property in the amount of CDN $1,548,346 (approximately US$1,599,000 based on the conversion rate in effect as of June 1, 2011) on or before May 7, 2012. Based upon work performed by us on the Lake Touladi Property, review of diligence materials and internal discussions with the members of our Advisory Board, in early May 2012 we determined not to make any further expenditures on the Property and not to exercise the option. On May 9, 2012 Canamara notified us that we were in default under the Assignment Agreement for not making the required expenditures and that they intended to terminate the Assignment Agreement. Under the Assignment Agreement, we have 30 days to cure such default but, for the reasons set forth above, we do not intend to do so.We continue to look at other ventures involving the discovery and production of iron ore resources and the titanium dioxide resources often associated with iron deposits.

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

On October 21, 2011 we entered into a Services Agreement (the “Services Agreement”) with MRB. Under the Services Agreement, MRB provided us with prospecting, trenching, sampling and other exploration services and manpower with respect to the Lake Touladi Property. The Services Agreement expired on April 21, 2012.

Performance of services by MRB under the Services Agreement was contingent on the prior receipt by MRB on the first of each month of an expense advance sufficient to cover budgeted expenses for that month. The term of the Services Agreement principally related to Part B of Phase II of our work program which was dedicated to Prospect Exploration. Part A of our Phase II Program which involved the clearing of outcrops, preparing a preliminary map of outcrops and limited channel sampling has been completed. Part B of Phase II ran through March 2012 and involved costs of approximately US$189,000. Activities included geological mapping and sampling of outcrops. MRB was responsible for locating subcontractors including, but not limited to, heavy equipment operators, drilling companies, and assay labs.

Further to Part A of our Phase II Program, in August 2011 we retained MRB to verify the presence of iron-bearing rock on the Property. A number of outcrops were discovered in or near the southern portion of the property in an area that was approximately 250 meters wide (east to west) and 500 meters long (north to south). A total of 43 one meter channel samples were taken at 18 separate outcrops. The samples were assayed at AGAT Laboratories in Mississauga, Ontario using a lithium borate fusion and ICP-OES finish. The average of all samples taken was 30.11% Iron Oxide (Fe2O3) and 2.83% Titanium Dioxide (TiO2). The best sample assayed indicated 40.75% Fe2O3. Titanium Dioxide appeared to be highly variable with assays reported as high as 5.48% and as low as 0.149%. In addition, the samples contained an average of 0.42%, Phosphorous Pentoxide (P2O5), with a maximum of 5.48%. Additional exploration verified the presence of iron bearing rock in an area one kilometer to the north of the northern edge of the minerals detected in the previously tested area. Exploration was also done to investigate continuity of mineral between the two zones. No outcrops of iron-rich rock were found between the two zones. A total of 47 samples were taken during this phase and analyzed at the ALS Chemex Lad in Val d’Or, Quebec. Analysis of those samples indicated that the deposit was subtly zoned, being more iron-rich in the south and more titanium-rich in the north. Permits for trenching were applied for, but not granted due to wetlands issues. We were in the process of reapplying for trenching and drilling permits when the determination was made not to exercise the option.

In September 2011, Bueno de Oro, a Nevada Geological Services corporation, was hired to manage the program. After managing the fall field program described above, Bueno de Oro designed and implemented a number of activities in order to use the data obtained during the field program to advance understanding of the deposit and design a more efficient approach to project exploration. Work included more detailed petrographic analysis, magnetic susceptibility testing, preliminary density determinations, metallurgical testing, analysis of analog deposits, construction of cross sections, geochemical analysis, geologic modeling, estimates of geologic potential, drill proposals, creation of customized standards for a QA/QC program and geologic reports. As a result of the work performed and related diligence, we determined that a significant portion of the iron and possibly some of the titanium located on the Lake Touladi property was locked in silicate minerals where economic recovery is unlikely. This changed the economic focus on the Lake Touladi Property from iron potential to titanium potential.

Results of Operations for the Three Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31, 2011

During the three month period ended March 31, 2012, we generated no revenues, we had operating expenses of $101,297 and we incurred a net loss of $101,297. The principal components of our operating expenses and net loss was $24,948 allocated to officer salary and related expenses, and $76,349 of general administrative expenses. During the three month period ended March 31, 2011, we generated no revenues, we had operating expenses of $221,499, and we incurred a net loss of $221,499. The principal component of our net loss during the three month period ended March 31, 2011 was $212,000 allocated to a stock compensation bonus.

Liquidity and Capital Resources

We will need additional capital to implement our strategies. Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we seek. Even if financing is available, it may not be available on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment.

Since inception, we have been financed primarily by way of loans and sales of our equity and debt securities. During 2011, these financings principally consisted of our April 15, 2011 and June 20, 2011 Securities Purchase Agreements with North American under which we received net proceeds of $669,885.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2011 contains a going concern qualification as we have suffered losses since our inception. We have achieved no operating revenues since our inception. As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $139,120 and $225,036, current assets of $148,857 and $235,535 and current liabilities of $43,512 and $28,893, respectively. Unless and until we achieve material revenues, we will remain dependent on loans and on financings to continue our operations.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was ($85,916) for the three month period ended March 31, 2012, as compared to net cash used of ($2,189) for the three month period ended March 31, 2011.

Net Cash Provided by Financing Activities

During the three month period ended March 31, 2012, we received no cash from financing activities. During the three month period ended March 31, 2011 we received net proceeds of $2,197 from financing activities consisting principally of advances from related parties. During the period from March 7, 2007 (date of inception) through March 31, 2012, we received net cash of $791,081 from financing activities consisting primarily of proceeds from the issuance of common stock and warrants.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2012 we issued an aggregate of 125,000 shares of Common Stock for consultants pursuant to June 2011 Consulting Agreements. The Shares were issued in reliance on Section 4(2) under the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As discussed in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in May 2012 we determined not to exercise the option on the Lake Touladi Property which was the subject of the May 27, 2011 Assignment Agreement among us, North American Iron Ore, Inc., and Canamara Energy Corporation.

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

ALLIED AMERICAN STEEL CORP.

Dated: May 18, 2012	By:	/s/ Jes Black
	Name:	Jes Black
	Title:	President, Chief Executive and Financial Officer

