Form 10-Q
period 2012-06-30
ALLIED AMERICAN STEEL CORP.
filed 2012-08-20
CIK 1404212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes  ☐    No  ☒

As of August 14, 2012, there were 101,668,351 shares of the issuer’s common stock, par value $0.001, outstanding.

ALLIED AMERICAN STEEL CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

Condensed Statements of Operations for the three and six month periods ended June 30, 2012 and 2011 (unaudited) and for the period from March 7, 2007 (inception) to June 30, 2012 (unaudited)	5

Condensed Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011 (unaudited) and for the period from March 7, 2007 (inception) to June 30, 2012 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements (unaudited)	7

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Balance Sheets

	June 30, 2012	December 31, 2011 (1)

ASSETS

Current assets:
Cash and cash equivalents	$81,678	$225,036
Prepaid expenses	1,875	10,499
Total current assets	83,553	235,535

Total Assets	$83,553	$235,535

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$54,896	$28,893
Accrued officer vacation pay	2,625	-
Accrued payroll taxes	163	-
Advances from related parties	-	-
Total current liabilities	57,684	28,893

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized; 101,668,351 and 101,543,351 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	101,668	101,543
Additional paid-in-capital	1,216,278	1,216,278
Accumulated (deficit) during the exploration stage	(1,292,077)	(1,111,304)
Stock issuable	-	125
Total stockholders' equity (deficit)	25,869	206,642

Total Liabilities and Stockholders' Equity (Deficit)	$83,553	$235,535

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Operations

					March 7, 2007
	For the three	For the three	For the six	For the six	(date of inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenues	$-	$-	$-	$-	$-

Operating expenses
Impairment of option for mineral rights	-	125,626	-	125,626	125,626
General administrative	52,161	149,996	128,510	151,230	683,222
General administrative - related-party	-	-	-	-	49,875
Stock compensation bonus	-	-	-	212,000	212,000
Exploration costs	-	-	-	-	87,742
Officer payroll	25,375	24,096	48,125	31,500	123,375
Payroll tax expense	1,940	1,865	4,138	2,726	10,237
Total operating expenses	79,476	301,583	180,773	523,082	1,292,077

Provision for income taxes	-	-	-	-	-

Net loss	$(79,476)	$(301,583)	$(180,773)	$(523,082)	$(1,292,077)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	101,668,351	137,059,095	101,623,021	185,296,562

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

			March 7, 2007
	For the six	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2012	June 30, 2011	June 30, 2012

Operating activities:
Net loss	$(180,773)	$(523,082)	$(1,292,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of option for mineral rights acquired with stock	-	125,626	125,626
Stock issued for services	-	225,596	383,999
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	8,624	(10,702)	(1,875)
(Increase) decrease in prepaid officer salary and expense	-	-	-
Expenses paid on company behalf by related parties	-	-	17,240

Increase in accrued officer vacation pay	2,625	1,750	2,625

Increase in accrued payroll taxes	163	108	163
Increase in accounts payable and accrued expenses	26,003	47,627	54,896
Net cash (used in) operating activities	(143,358)	(133,077)	(709,403)

Financing activities:
Proceeds from issuance of units of common stock and warrants	-	669,885	669,885
Net proceeds from issuance of common stock	-	-	66,950
Advances from related parties	-	2,325	57,059
Payments to related parties	-	(128)	(2,813)
Net cash provided by financing activities	-	672,082	791,081

Net change in cash	(143,358)	539,005	81,678
Cash, beginning of period	225,036	17	-
Cash, ending of period	$81,678	$539,022	$81,678

Non cash financing activities:
Related party debt forgiven	$-	$71,486	$71,486

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2012

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

Nature of business and organization

The Company’s principal business objective is as an exploration company focused on the discovery and production of significant iron ore resources and the titanium dioxide resources often associated with iron deposits. Prior to entering into the Assignment Agreement on May 27, 2011 (see Note 4), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). We believe that as a result of such Assignment Agreement we have ceased to be a shell company. The Company’s planned principal operations have commenced, but there has been no significant revenue therefrom, operations have been limited to general administrative operations and exploration, and, as a result, the Company is considered an exploration stage company as defined by ASC Topic 915 and SEC Industry Guide 7.

Revenue recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy.

Mineral Properties

The Company accounts for its mining activities in accordance with FASB ASC 930 “Extractive Activities – Mining.” The Company capitalizes the costs to acquire mineral properties. Exploration costs are expensed as incurred and include geological and geophysical work on areas without identified reserves, together with drilling and other related costs. Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.  The Company had no mine development costs at June 30, 2012.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2012

Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited. Depreciation, depletion and amortization is allocated to product inventory cost and then included as a component of operating expense as inventory is sold. As of June 30, 2012, the Company had no facilities and equipment.

As of June 30, 2012, the Company had not established any proven or probable reserves.

Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

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

At June 30, 2012, the Company had outstanding potentially dilutive shares of 893,176.

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2012

 Note 2.  Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,292,077 from inception through June 30, 2012. The Company’s planned principal operations have commenced, but there has been no significant revenue.  Operations have been limited to general administrative operations and exploration, and the Company remains in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3.  Prepaid Expense

At June 30, 2012, the Company’s prepaid expenses consisted of $1,875 of directors and officers insurance.

Note 4.  Option to Purchase Mineral Interests

We do not own any property.  We had an option to acquire certain mineral rights.

On May 27, 2011, the Company entered into an Assignment and Sale Agreement (the “Assignment Agreement”) with North American Iron Ore, Inc., a Nevis corporation (“North American”), which became a related party on May 27, 2011, and Canamara Energy Corporation, a British Columbia corporation (“Canamara”).  The Assignment Agreement provides the Company with an option to acquire up to a 60% undivided interest in certain mineral claims (the “Mineral Claims” or the “Property”) located in Lyonne Township, Roberval County in the Province of Quebec (the “Lake Touladi Property”), free and clear of all claims, liens, charges and encumbrances, save and except for those set forth in the Assignment Agreement, including a 2.5% royalty held by the underlying owner (the “Option”). The Mineral Claims presently represent 48 contiguous claims totaling approximately 2,741 hectares.

To exercise the Option assigned to the Company in the Assignment Agreement, the Company was required to incur expenditures on the Property in the amount of CDN $1,548,346 (approximately US$1,599,000 based on the conversion rate in effect as of June 1, 2011) on or before May 7, 2012. On May 7, 2012 the Company determined not to exercise the Option under the Assignment Agreement. This determination was made on the basis of work performed on the Lake Touladi Property, review of diligence materials and internal discussions with members of our Advisory Board. The Company does not believe the Lake Touladi Property to be a viable resource mine as significant portions of the iron and some of the titanium resources located on the Lake Touladi Property are locked in silicate materials where economic recovery is unlikely. Further, the Company believes that the Lake Touladi Property contains substantially lower grades of titanium compared to similar mining projects in the area. The Company is actively seeking to locate alternate mining opportunities.

As of June 30, 2012, the Company incurred $87,742 of exploration costs on the property on which such Mineral Claims are located.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2012

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

Note 6.  Stockholders’ Equity and Warrants

The Company’s articles of incorporation provide for the authorization of 50,000,000 shares of preferred stock and 900,000,000 shares of common stock with par values of $0.001.  Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  The Company has not issued any shares of preferred stock.  As of June 30, 2012 and December 31, 2011, the Company had 101,668,351 and 101,543,351 shares of common stock issued and outstanding, respectively.  On April 27, 2011, the Company authorized an 18:1 forward split in the form of a dividend of its issued and outstanding common stock which became effective on May 19, 2011.  The dividend shares were issued on June 1, 2011.  These unaudited condensed financial statements and notes retroactively reflect the forward split.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2012

Warrants

In April 2011, the Company entered into a Securities Purchase Agreement with North American, for the sale of 133,282 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $99,962. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of June 30, 2012.

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

In June 2011, The Company entered into a Securities Purchase Agreement with North American, for the sale of 759,894 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $569,923. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of June 30, 2012.

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

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2012.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	893,176	$0.90
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2012	893,176	$0.90
Warrants exercisable at June 30, 2012	893,176	$0.90

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2012

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	893,176	1.95	$0.90
	893,176	1.95	$0.90

Shares Issued Pursuant to Various Consulting Agreements

On June 1, 2011, the Company entered into a consulting agreement with Richard Tschauder to provide consulting services as the Company’s Senior Geologist. As compensation, Mr. Tschauder was to receive $3,333 per month, payable each quarter in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Tschauder perform site visits three times per calendar year. In addition, Mr. Tschauder was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2012, the Company recorded compensation expense in the amount of $16,667.

On June 1, 2011, the Company entered into a consulting agreement with Erik Ostensoe to provide consulting services as the Company’s Senior Exploration Advisor. As compensation, Mr. Ostensoe was to receive $2,500 per month, payable each month in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Ostensoe perform site visits three times per calendar year. In addition, Mr. Ostensoe was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2012, the Company recorded compensation expense in the amount of $12,500.

On June 22, 2011, the Company entered into a consulting agreement with David Dunn to provide consulting services as the Company’s Advisor. As compensation, Mr. Dunn was to receive $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Dunn perform site visits three times per calendar year. In addition, Mr. Dunn was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2012, the Company recorded compensation expense in the amount of $0.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2012

On June 22, 2011, the Company entered into a consulting agreement with Stewart Jackson to provide consulting services as the Company’s Advisor. As compensation, Mr. Jackson was to receive an upfront cash fee of $5,000 and $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Jackson perform site visits three times per calendar year. In addition, Mr. Jackson was to receive 100,000 shares of the Company’s restricted common stock, 50,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 50,000 of which shares were to be issued as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 50,000 of these shares were issued in June 2011 and 50,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2012, the Company recorded compensation expense in the amount of $0.

On May 7, 2012 the Company determined not to exercise its Option under the Assignment Agreement. This determination was made on the basis of work performed on the Lake Touladi Property, review of diligence materials and internal discussions with members of the Company’s Advisory Board. The Company does not believe the Lake Touladi Property to be a viable resource mine as significant portions of the iron and some of the titanium resources located on the Lake Touladi Property are locked in silicate materials where economic recovery is unlikely. Further, the Company believes that the Lake Touladi Property contains substantially lower grades of titanium compared to similar mining projects in the area. The Company is actively seeking to locate alternate mining opportunities.

Note 7. Subsequent Events

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to Allied American Steel Corp.

General Overview

We were incorporated in the State of Nevada on March 7, 2007 under the name Zion Nevada Corporation to acquire, develop and manage commercial and residential real estate properties. We were unsuccessful in this endeavor and never commenced material operations in this area. On May 21, 2009, we changed our name to Royal Union Holding Corporation. On April 28, 2011, we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our wholly owned subsidiary, Allied American Steel Corporation, a Nevada corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named Allied American Steel Corporation. We changed our name to Allied American Steel Corporation to reflect a name which recognized our present business focused on the discovery and production of iron ore resources and titanium dioxide resources.

Assignment and Sale Agreement

 On May 27, 2011, we entered into an Assignment and Sale Agreement (the “Assignment Agreement”) with North American Iron Ore, Inc., a Nevis corporation (“North American”) and Canamara Energy Corporation, a British Columbia, Canada corporation (“Canamara”). The Assignment Agreement provided us with the option to acquire up to a 60% undivided interest in certain mineral claims (the “Mineral Claims”, the “Property” or the “Lake Touladi Property”) located in Lyonne Township, Roberval County in the Province of Quebec, free and clear of all claims, liens, charges and encumbrances, save and except for those set forth in the Assignment Agreement, including a 2.5% royalty held by the underlying owner. The Mineral Claims represent 48 contiguous claims totaling approximately 2,741 hectares of iron and titanium dioxide resources.

Pursuant to the Assignment Agreement, we were the assignee of North American which had entered into an agreement with Canamara on May 7, 2010, under which North American had the option to acquire the Mineral Claims by making cash payment to Canamara or making expenditures on the Property as follows:

CDN $150,000 (for Canamara) on May 7, 2010;

CDN $250,000 (for Property expenditures) on or prior to November 7, 2010; and

CDN $1,750,000 (for Property expenditures) on or prior to May 7, 2012.

As of the May 27, 2011, North American had paid Canamara or made expenditures with respect to the Mineral Claims in the aggregate amount of CDN $601,654 (approximately US$603,007 at the times of payment). In connection with the foregoing, expenditures means the sum of all monies spent in prospecting, exploring, geological, geophysical and geochemical surveying, sampling, examining, diamond and other types of drilling, developing, dewatering, assaying, testing, constructing, maintaining and operating roads, trails and bridges upon or across the Property, buildings, equipment, plant and supplies, salaries and wages (including fringe benefits) of employees and contractors directly engaged therein, insurance premiums, and all other expenses ordinarily incurred in prospecting, exploring and developing mining lands.

Pursuant to the Assignment Agreement, we issued to North American 15,075,175 shares of our restricted common stock which were valued, for the purpose of the Assignment Agreement, at a price of $0.04 per share or an aggregate of US$603,007.

To exercise the option assigned to us in the Assignment Agreement, we were required to incur expenditures on the Property in the amount of CDN $1,548,346 (approximately US$1,599,000 based on the conversion rate in effect as of June 1, 2011) on or before May 7, 2012. Based upon work performed by us on the Lake Touladi Property, review of diligence materials and internal discussions with the members of our Advisory Board, in May 2012 we determined not to exercise the option. We continue to look at other ventures involving the discovery and production of iron ore resources and the titanium dioxide resources often associated with iron deposits.

Exploration and Prospecting Program

During July 2011, we completed Phase I of our initial Prospecting Program at a cost of approximately $31,500 under which we located mineral outcrops on the Lake Touladi Property, estimated the size of mineralized zones, identified prospect targets and hired clearers to establish access to the Property.

During August, 2011, we completed Part A of Phase II of our Exploration Program at a cost of approximately $30,400 and under which we cleared outcrops, prepared preliminary access to outcrops and conducted limited channel sampling.

In August 2011, we retained Multi-Resources Boreal, a Quebec corporation (“MRB”) that provides mineral exploration services, to verify the presence of iron bearing rock on the Lake Touladi Property. A total of 43 one meter channel samples were taken at 18 separate outcrops and the samples were assayed at AGAT Laboratories in Mississauga, Ontario.

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

Results of Operations for the Six Month Period Ended June 30, 2012 Compared to Six Month Period Ended June 30, 2011

During the six month period ended June 30, 2012, we generated no revenues, we had operating expenses of $180,773 and we incurred a net loss of $180,773. The principal components of our operating expenses and net loss were $52,263 allocated to officer salary and related expenses, and $128,510 of general administrative expenses. During the six month period ended June 30, 2011, we generated no revenues, we had operating expenses of $523,082, and we incurred a net loss of $523,082. The principal components of our operating expenses and net loss were $212,000 allocated to a stock compensation bonus, $125,626 of impairment of interest in mineral rights, $151,230 of general administrative expenses, and $34,226 allocated to officer salary and related expenses.

Results of Operations for the Three Month Period Ended June 30, 2012 Compared to Three Month Period Ended June 30, 2011

During the three month period ended June 30, 2012, we generated no revenues, we had total operating expenses of $79,476 and we incurred a net loss of $79,476. The principal components of our operating expenses and net loss were $27,315 allocated to officer salary and related expenses, and $52,161 of general administrative expenses. During the three month period ended June 30, 2011, we generated no revenues, we had total operating expenses of $301,583, and we incurred a net loss of $301,583.

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

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2011 contains a going concern qualification as we have suffered losses since our inception. We have achieved no operating revenues since our inception. As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $81,678 and $225,036, current assets of $83,553 and $235,535 and current liabilities of $57,684 and $28,893, respectively. Unless and until we achieve material revenues, we will remain dependent on loans and on financings to continue our operations.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was ($143,358) for the six month period ended June 30, 2012, as compared to net cash used of ($133,077) for the six month period ended June 30, 2011.

Net Cash Provided by Financing Activities

During the six month period ended June 30, 2012, we received no cash from financing activities. During the period from March 7, 2007 (date of inception) through June 30, 2012, we received net cash of $791,081 from financing activities consisting primarily of proceeds from the issuance of common stock and warrants.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), Jes Black, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to insure such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2008, we were named as a defendant in an amended complaint filed in the District Court of Nevada, Clark County by Phyllis Wynn Family Trust, Plaintiff vs. Onecap Holding Corp, Onecap Properties, et al, defendant(s) [case number 08A578385]. The complaint names over eighty defendants including the Company and alleges multiple causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance. The substance of the Complaint involves a real estate transaction not involving the Company. We have answered with affirmative defenses including but not limited to the following: the injuries and damages complained of did not occur as the result of any action on the part of the Company but as the sole, direct and proximate result of actions by the Plaintiff and third parties not otherwise related to the Company. Since then one or more of the other defendants filed for bankruptcy and this case was removed to a federal bankruptcy court [case number: Nevada Federal Bankruptcy Court Case No.: BK-S 10-20833-BA].

In May 2010, we were named as an intervenor defendant in an amended complaint filed in the District Court of Nevada, Clark County by Anthony Puerner, Plaintiff vs. Onecap Mortgage, et al, defendant(s) [case number A-09-596875-C]. The complaint names more than 30 other individuals and/or entities as defendants. The Plaintiff’s claim as against these defendants, including the Company, is that they are the alter egos of a judgment debtor, not otherwise related to the Company. The Plaintiff in Intervention is an unsecured creditor with a judgment against an individual personally, who is not an officer, director or shareholder of the Company. We have answered with affirmative defenses including but not limited to the following: the injuries and damages complained of did not occur as the result of any action on the part of the Company and failure to state a claim. In February 2011, the case was moved to federal bankruptcy court [case number 10-18090-mkn United States Bankruptcy Court District of Nevada].

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. Except as set forth above, we are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

As discussed in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in May 2012 we determined not to exercise the option on the Lake Touladi Property which was the subject of the Assignment Agreement. We are actively seeking to locate alternate mining opportunities.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2*	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED AMERICAN STEEL CORP.

Dated: August 20, 2012	By:	/s/ Jes Black
	Name:	Jes Black
	Title:	President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2*	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

