Form 10-Q
period 2012-09-30
ALLIED AMERICAN STEEL CORP.
filed 2012-11-19
CIK 1404212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes  ☐    No  ☒

As of November 13, 2012, there were 101,668,351 shares of the issuer’s common stock, par value $0.001, outstanding.

ALLIED AMERICAN STEEL CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

Condensed Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011 (unaudited) and for the period from March 7, 2007 (inception) to September 30, 2012 (unaudited)	5

Condensed Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011 (unaudited) and for the period from March 7, 2007 (inception) to September 30, 2012 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements (unaudited)	7

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Balance Sheets

	September 30, 2012	December 31, 2011 (1)

ASSETS
Current assets:
Cash and cash equivalents	$2,957	$225,036
Prepaid expenses	10,425	10,499
Total current assets	13,382	235,535

Total Assets	$13,382	$235,535

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$20,000	$28,893
Total current liabilities	20,000	28,893

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized; 101,668,351 and 101,543,351 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	101,668	101,543
Additional paid-in-capital	1,216,278	1,216,278
Accumulated (deficit) during the exploration stage	(1,324,564)	(1,111,304)
Stock issuable	-	125
Total stockholders' equity (deficit)	(6,618)	206,642

Total Liabilities and Stockholders' Equity (Deficit)	$13,382	$235,535

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Operations

					March 7, 2007
	For the three	For the three	For the nine	For the nine	(date of inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$-	$-	$-	$-	$-

Operating expenses
Impairment of option for mineral rights	-	-	-	125,626	125,626
General administrative	9,489	187,640	137,999	338,870	692,711
General administrative - related-party	-	-	-	-	49,875
Stock compensation bonus	-	-	-	212,000	212,000
Exploration costs		61,952		61,952	87,742
Officer payroll	24,062	24,063	72,187	55,563	147,437
Payroll tax expense	(1,064)	2,056	3,074	4,782	9,173
Total operating expenses	32,487	275,711	213,260	798,793	1,324,564

Provision for income taxes	-	-	-	-	-

Net loss	$(32,487)	$(275,711)	$(213,260)	$(798,793)	$(1,324,564)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	101,668,351	101,543,351	101,638,242	157,072,037

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

			March 7, 2007
	For the nine	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2012	September 30, 2011	September 30, 2012

Operating activities:
Net loss	$(213,260)	$(798,793)	$(1,324,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of option for mineral rights acquired with stock	-	125,626	125,626
Stock issued for services	-	309,770	383,999
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	74	(9,737)	(10,425)
(Increase) decrease in prepaid officer salary and expense	-	(16,148)	-
Expenses paid on company behalf by related parties	-	-	17,240
Increase in accrued officer vacation pay	-	190	-
Increase in accounts payable and accrued expenses	(8,893)	10,541	20,000
Net cash (used in) operating activities	(222,079)	(378,551)	(788,124)

Financing activities:
Proceeds from issuance of units of common stock and warrants	-	669,885	669,885
Net proceeds from issuance of common stock	-	-	66,950
Advances from related parties	-	4,075	57,059
Payments to related parties	-	(128)	(2,813)
Net cash provided by financing activities	-	673,832	791,081

Net change in cash	(222,079)	295,281	2,957
Cash, beginning of period	225,036	17	-
Cash, ending of period	$2,957	$295,298	$2,957

Non cash financing activities:
Related party debt forgiven	$-	$71,486	$71,486

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2012

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

Mineral Properties

The Company accounts for its mining activities in accordance with FASB ASC 930 “Extractive Activities – Mining.” The Company capitalizes the costs to acquire mineral properties. Exploration costs are expensed as incurred and include geological and geophysical work on areas without identified reserves, together with drilling and other related costs. Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.  The Company had no mine development costs at September 30, 2012.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2012

Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited. Depreciation, depletion and amortization is allocated to product inventory cost and then included as a component of operating expense as inventory is sold. As of September 30, 2012, the Company had no facilities and equipment.

As of September 30, 2012, the Company had not established any proven or probable reserves.

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

At September 30, 2012, the Company had outstanding potentially dilutive shares of 893,176.

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2012

 Note 2.  Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,324,564 from inception through September 30, 2012. The Company’s planned principal operations have commenced, but there has been no significant revenue.  Operations have been limited to general administrative operations and exploration, and the Company remains in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3.  Prepaid Expense

At September 30, 2012, the Company’s prepaid expenses consisted of $3,150 of accounting fees, $2,500 of legal fees, $2,500 of filing fees, $1,875 of directors and officers insurance, and $400 of stock transfer fees.

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

To exercise the Option assigned to the Company in the Assignment Agreement, the Company was required to incur expenditures on the Property in the amount of CDN $1,548,346 (approximately US$1,599,000 based on the conversion rate in effect as of September 1, 2011) on or before May 7, 2012. On May 7, 2012 the Company determined not to exercise the Option under the Assignment Agreement. This determination was made on the basis of work performed on the Lake Touladi Property, review of diligence materials and internal discussions with members of our Advisory Board. The Company does not believe the Lake Touladi Property to be a viable resource mine as significant portions of the iron and some of the titanium resources located on the Lake Touladi Property are locked in silicate materials where economic recovery is unlikely. Further, the Company believes that the Lake Touladi Property contains substantially lower grades of titanium compared to similar mining projects in the area. The Company is actively seeking to locate alternate mining opportunities.

As of September 30, 2012, the Company incurred $87,742 of exploration costs on the property on which such Mineral Claims are located.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2012

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

Note 6.  Stockholders’ Equity and Warrants

The Company’s articles of incorporation provide for the authorization of 50,000,000 shares of preferred stock and 900,000,000 shares of common stock with par values of $0.001.  Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  The Company has not issued any shares of preferred stock.  As of September 30, 2012 and December 31, 2011, the Company had 101,668,351 and 101,543,351 shares of common stock issued and outstanding, respectively.  On April 27, 2011, the Company authorized an 18:1 forward split in the form of a dividend of its issued and outstanding common stock which became effective on May 19, 2011.  The dividend shares were issued on June 1, 2011.  These unaudited condensed financial statements and notes retroactively reflect the forward split.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2012

Warrants

In April 2011, the Company entered into a Securities Purchase Agreement with North American, for the sale of 133,282 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $99,962. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of September 30, 2012.

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

In June 2011, The Company entered into a Securities Purchase Agreement with North American, for the sale of 759,894 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $569,923. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of September 30, 2012.

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

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2012.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	893,176	$0.90
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at September 30, 2012	893,176	$0.90
Warrants exercisable at September 30, 2012	893,176	$0.90

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2012

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	893,176	1.69	$0.90
	893,176	1.69	$0.90

Shares Issued Pursuant to Various Consulting Agreements

On June 1, 2011, the Company entered into a consulting agreement with Richard Tschauder to provide consulting services as the Company’s Senior Geologist. As compensation, Mr. Tschauder was to receive $3,333 per month, payable each quarter in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Tschauder perform site visits three times per calendar year. In addition, Mr. Tschauder was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the nine months ended September 30, 2012, the Company recorded compensation expense in the amount of $16,667.

On June 1, 2011, the Company entered into a consulting agreement with Erik Ostensoe to provide consulting services as the Company’s Senior Exploration Advisor. As compensation, Mr. Ostensoe was to receive $2,500 per month, payable each month in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Ostensoe perform site visits three times per calendar year. In addition, Mr. Ostensoe was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the nine months ended September 30, 2012, the Company recorded compensation expense in the amount of $12,500.

On June 22, 2011, the Company entered into a consulting agreement with David Dunn to provide consulting services as the Company’s Advisor. As compensation, Mr. Dunn was to receive $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Dunn perform site visits three times per calendar year. In addition, Mr. Dunn was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the nine months ended September 30, 2012, the Company recorded compensation expense in the amount of $0.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2012

On June 22, 2011, the Company entered into a consulting agreement with Stewart Jackson to provide consulting services as the Company’s Advisor. As compensation, Mr. Jackson was to receive an upfront cash fee of $5,000 and $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Jackson perform site visits three times per calendar year. In addition, Mr. Jackson was to receive 100,000 shares of the Company’s restricted common stock, 50,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 50,000 of which shares were to be issued as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 50,000 of these shares were issued in June 2011 and 50,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the nine months ended September 30, 2012, the Company recorded compensation expense in the amount of $0.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to Allied American Steel Corp.

General Overview

We were incorporated in the State of Nevada on March 7, 2007 under the name Zion Nevada Corporation to acquire, develop and manage commercial and residential real estate properties. We were unsuccessful in this endeavor and never commenced material operations in this area. On May 21, 2009, we changed our name to Royal Union Holding Corporation. On April 28, 2011, we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our wholly owned subsidiary, Allied American Steel Corporation, a Nevada corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named Allied American Steel Corporation. We changed our name to Allied American Steel Corporation to reflect a name which recognized our business being focused on the discovery and production of iron ore resources and titanium dioxide resources.

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

To exercise the option assigned to us in the Assignment Agreement, we were required to incur expenditures on the Property in the amount of CDN $1,548,346 (approximately US$1,599,000 based on the conversion rate in effect as of June 1, 2011) on or before May 7, 2012. Based upon work performed by us on the Lake Touladi Property which indicated that a significant portion of the iron and possibly some of the titanium located on the Property was locked in silicate minerals, making economic recovery unlikely, in May 2012 we determined not to exercise the option. We continue to look at other ventures involving the discovery and production of iron ore resources and the titanium dioxide resources often associated with iron deposits.

Results of Operations for the Nine Month Period Ended September 30, 2012 Compared to Nine Month Period Ended September 30, 2011

During the nine month period ended September 30, 2012, we generated no revenues, we had operating expenses of $213,260 and we incurred a net loss of $213,260. The principal components of our operating expenses and net loss for the nine month period ended September 30, 2012 were $75,261 allocated to officer salary and related expenses, and $137,999 of general administrative expenses. During the nine month period ended September 30, 2011, we generated no revenues, we had operating expenses of $798,793, and we incurred a net loss of $798,793. The principal components of our operating expenses and net loss for the nine month period ended September 30, 2011 were $125,626 of impairment of interest in mineral rights, $338,870 of general administrative expenses, $212,000 allocated to a stock compensation bonus and $60,345 allocated to officer salary and related expenses.

Results of Operations for the Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011

During the three month period ended September 30, 2012, we generated no revenues, we had total operating expenses of $32,487 and we incurred a net loss of $32,487. The principal components of our operating expenses and net loss were for the three month period ended September 30, 2012 were $22,998 allocated to officer salary and related expenses, and $9,489 of general administrative expenses. During the three month period ended September 30, 2011, we generated no revenues, we had total operating expenses of $275,711 consisting principally of $187,640 in general administrative expenses and $61,962 of exploration costs and we incurred a net loss of $275,711.

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

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2011 contains a going concern qualification as we have suffered losses since our inception. We have achieved no operating revenues since our inception. As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $2,957 and $225,036, current assets of $13,382 and $235,535 and current liabilities of $20,000 and $28,893, respectively. Unless and until we achieve material revenues, we will remain dependent on loans and on financings to continue our operations.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $222,079 for the nine month period ended September 30, 2012, as compared to net cash used of $378,551 for the nine month period ended September 30, 2011.

Net Cash Provided by Financing Activities

During the nine month period ended September 30, 2012, we received no cash from financing activities. During the nine month period ended September 30, 2011 net cash provided by financing activities was $673,832. During the period from March 7, 2007 (date of inception) through September 30, 2012, we received net cash of $791,081 from financing activities consisting primarily of proceeds from the issuance of common stock and warrants.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

ALLIED AMERICAN STEEL CORP.

Dated: November 19, 2012	By:	/s/ Jes Black
	Name:	Jes Black
	Title:	President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2*	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

