Form 10-K
period 2012-12-31
ALLIED AMERICAN STEEL CORP.
filed 2013-04-16
CIK 1404212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $608,697 based upon the price ($0.03) at which the registrant’s common stock was last sold as of the last business day of the most recently completed second fiscal quarter.

As of March 31, 2013, there were 101,668,351 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Except as otherwise indicated by the context, references in this report to “Company”, “AAST”, “we”, “us” and “our” are references to Allied American Steel Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.	BUSINESS

Formation

Allied American Steel Corp. (the “Company” or “we”) was incorporated in the State of Nevada on March 7, 2007 under the name Zion Nevada Corporation to acquire, develop and manage commercial and residential real estate properties. We were unsuccessful in this endeavor and never commenced material operations in this area. On May 21, 2009 we changed our name to Royal Union Holding Corporation. On April 28, 2011 we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our wholly owned subsidiary, Allied American Steel Corp., a Nevada corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named Allied American Steel Corp. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company's name. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on April 28, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name. We changed our name to Allied American Steel Corp. to reflect a name which recognized our present business focused on the discovery and production of iron ore resources and titanium dioxide resources.

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

Pursuant to the Assignment Agreement, we were the assignee of North American which had entered into an agreement with Canamara on May 7, 2010, under which North American had the option to acquire the Mineral Claims by making certain cash payments to Canamara or making expenditures on the Property.

To exercise the option assigned to us in the Assignment Agreement, we were required to incur expenditures on the Property in the amount of CDN $1,548,346 (approximately US$1,599,000 based on the conversion rate in effect as of June 1, 2011) on or before May 7, 2012. Based upon work performed by us on the Lake Touladi Property, review of diligence materials and internal discussions with the members of our Advisory Board, in May 2012 we determined that a significant portion of the iron and possibly some of the titanium located on the Property was locked in silicate materials making economic recovery unlikely. Consequently, we determined not to exercise the option.

We continue to look at other ventures involving the discovery and production of iron ore resources and the titanium dioxide resources often associated with iron deposits.

Consulting Agreements

On June 1, 2011 we entered into Consulting Services Agreements with Richard Tschauder, Erik Ostensoe, and Michael Boily under which Messrs. Tschauder, Ostenoe and Boily served as our Senior Geologist, Senior Exploration Advisor and as a General Advisor, respectively through and including June 1, 2012. On June 22, 2011 we entered into Consulting Services Agreements with David Dunn and Stewart Jackson under which Messrs. Dunn and Jackson served as General Advisors through and including June 22, 2012. Each of Messrs. Tschauder, Ostenoe, Boily, Dunn and Jackson has extensive experience in the mining industry.

Exploration Stage Company

We are an exploration stage company. We have yet to achieve any operating revenues. Our operations have consisted of (i) general administrative activities; (ii) locating and acquiring rights to mineral prospects; (iii) conducting due diligence; and (iv) commencing and concluding prospect exploration activities. Our operations to date have been primarily devoted to the following:

•	Development of our business plan;

•	Identifying alternative capital resources;

•	Engaging in due diligence and research on potential acquisition candidates that will provide positive cash flow;

•	Raising capital through the sale of stock and warrants;

•	Acquiring an option (the “Option”) to acquire a 60% interest in certain mineral claims;

•	Contracting with mineral rights consultants;

•	Entering into a Services Agreement with a provider of mineral exploration services;

•	Commencing an exploration and prospecting program; and

•	Determining not to exercise the Option and to discontinue our exploration and prospecting program on the Lake Touladi Property based upon a determination that economic recovery was unlikely.

In order for us to expand and further develop our business, we will require additional capital. No assurance can be given that such capital will be available to us and if so, on reasonable terms.

During the year ended December 31, 2012 and the subsequent period, the following events took place:

In March 2012, we issued an aggregate of 125,000 shares of common stock to four consultants pursuant to our June 2011 Consulting Agreements.

In May 2012, we determined not to exercise the option on the Lake Touladi Property which was the subject of the May 27, 2011 Assignment Agreement among us, North American Iron Ore, Inc. and Canamara Energy Corporation.

Subsequent to May 2012, we have been looking at possible ventures involving the discovery and production of iron ore resources and titanium dioxide resources.

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

Our corporate office has been located at 600 Grant, Suite 660, Pittsburgh, PA 15219 since February 2, 2010. Our telephone number at that location is (412) 223-2663. Since January 1, 2013 we have been looking for a new location for our corporate office. We do not presently own any real property.

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

Quarter Ended	High Bid(1)		Low Bid(1)

December 31, 2012		$0.045		$0.022
September 30, 2012		$0.04		$0.02
June 30, 2012		$0.065		$0.03
March 31, 2012		$0.081		$0.05
December 31, 2011		$0.19		$0.05
September 30, 2011		$0.75		$0.18
June 30, 2011		$1.74		$0.01
March 31, 2011		$0.01	$	*
December 31, 2010	$	*	$	*
September 30, 2010	$	N/A	$	N/A
June 30, 2010		$0.02		$0.02
March 31, 2010	$	N/A	$	N/A

* Less than $0.01.

(1) On April 27, 2011 our Board of Directors declared an 18:1 forward split on our common stock in the form of a stock dividend which was to shareholders of record as of the close of business on May 19, 2011. All high and low closing bid prices reflect the split.

As of December 31, 2012, we had 49 shareholders of record for our common stock.

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

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the quarter ended December 31, 2012. All sales of unregistered securities made by us prior to the December 31, 2012 quarter, have been previously reported in our Forms 10-Q and 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

We did not have any employee stock option or stock purchase plans at December 31, 2012 or subsequent thereto.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Net Loss

We incurred a net loss of $242,960 for the year ended December 31, 2012. For the year ended December 31, 2011, we incurred a net loss of $963,388. The $249,220 in comparable net loss was primarily due to general administrative costs of $141,805. We incurred net losses of $1,354,264 for the period from March 7, 2007 (date of inception) through December 31, 2012 and have not yet generated any revenues since inception. These losses coupled with our lack of revenues caused our independent registered public accounting firm to include an explanatory paragraph in their report for the years ended December 31, 2012 and 2011 that raises substantial doubt about our ability to continue as a going concern.

Revenues

We generated no revenues during the period from March 7, 2007 (date of inception) through December 31, 2012.

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

At December 31, 2012, cash was ($17) and we had no other current assets. At the same time we had current liabilities of $36,301, which consisted of accounts payable.  We attribute our net loss to having no revenues to sustain our operating costs as we are an exploration stage company. At December 31, 2011, cash was $225,036, we had other current assets of $10,499 and current liabilities of $36,301, which consisted of accounts payable and accrued expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was ($225,053) for the year ended December 31, 2012, as compared to net cash used of ($447,038) for the year ended December 31, 2011. The decrease was primarily due to stock issued in 2011 for services and impairment of option for mineral rights acquired with stock.

Net Cash Provided by Financing Activities

During the year ended December 31, 2012, we received no net proceeds from financing activities. During the year ended December 31, 2011 we received net proceeds of $672,057 from financing activities principally representing proceeds from the sale of common stock and warrants. During the period from March 7, 2007 (date of inception) through December 31, 2012, we received net proceeds of $791,081 from financing activities consisting of primarily proceeds from the sale of common stock and warrants.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our December 31, 2012 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2012 and 2011	F-2

Statements of Operations for the years ended December 31, 2012 and 2011 and the period from March 7, 2007 (date of inception) through December 31, 2012	F-3

Statement of Stockholders’ Equity (Deficit) for the period from March 7, 2007 (date of inception) through December 31, 2012	F-5

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the period from March 7, 2007 (date of inception) through December 31, 2012	F-4

Notes to the Audited Financial Statements	F-6 – F-15

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allied American Steel Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Allied American Steel Corporation (A Exploration Stage Company) as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2012 and 2011 and since inception on March 7, 2007 through December 31, 2012. Allied American Steel Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied American Steel Corporation (A Exploration Stage Company) as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 and since inception on March 7, 2007 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 16, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Condensed Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$(17)	$225,036
Prepaid expenses	-	10,499
Total current assets	(17)	235,535

Total Assets	$(17)	$235,535

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$36,301	$28,893
Total current liabilities	$36,301	$28,893

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized; 101,668,351 and 101,543,351 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	101,668	101,543
Additional paid-in-capital	1,216,278	1,216,278
Accumulated (deficit) during the exploration stage	(1,354,264)	(1,111,304)
Stock issuable	-	125
Total stockholders' equity (deficit)	(36,318)	206,642

Total Liabilities and Stockholders' Equity (Deficit)	$(17)	$235,535

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Condensed Statements of Operations

			March 7, 2007
			(date of inception)
	For year ending	For year ending	through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues	$-	$-	$-

Operating expenses
Impairment of option for mineral rights	-	125,626	125,626
General administrative	141,805	456,671	696,517
General administrative - related-party	-	-	49,875
Stock compensation bonus	-	212,000	212,000
Exploration costs		87,742	87,742
Officer payroll	96,250	75,250	171,500
Payroll tax expense	4,905	6,099	11,004
Total operating expenses	242,960	963,388	1,354,264

Provision for income taxes	-	-	-

Net loss	$(242,960)	$(963,388)	$(1,354,264)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	101,638,242	143,075,765

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Condensed Statements of Cash Flows

			March 7, 2007
			(date of inception)
	For year ending	For year ending	through
	December 31, 2012	December 31, 2011	December 31, 2012

Operating activities:
Net loss	$(242,960)	$(963,388)	$(1,354,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of option for mineral rights acquired with stock	-	125,626	125,626
Stock issued for services	-	378,999	383,999
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	5,249	(10,499)	(5,250)
Expenses paid on company behalf by related parties	-	-	17,240
Increase in accrued officer vacation pay	5,250		5,250
Increase in accrued payroll taxes	-	-	-
Increase in accounts payable and accrued expenses	7,408	22,224	36,301
Net cash (used in) operating activities	(225,053)	(447,038)	(791,098)

Financing activities:
Proceeds from issuance of units of common stock and warrants	-	669,885	669,885
Net proceeds from issuance of common stock	-	-	66,950
Advances from related parties	-	4,075	57,059
Payments to related parties	-	(1,903)	(2,813)
Net cash provided by financing activities	-	672,057	791,081

Net change in cash	(225,053)	225,019	(17)
Cash, beginning of period	225,036	17	-
Cash, ending of period	$(17)	$225,036	$(17)

Non cash financing activities:
Related party debt forgiven	$-	$71,486	$71,486

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Statements of Stockholders' Equity (deficit)

Inception through December 31, 2012

					Additional	Shares		Total
	Common stock		Stock issuable		paid-in	issued for	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	capital	receivable	(deficit)	(deficit)

Balance March 7, 2007 (date of inception)	-	$-	-	$-	$-	$-	$-	$-

Common shares issued for cash at $0.001 per share	90,000,000	90,000	-	-	(85,000)	-	-	5,000

Common shares issued for service at $0.001 per share	90,000,000	90,000	-	-	(85,000)	-	-	5,000

Net (loss) for the period March 7, 2007 (inception) to December 31, 2007	-	-	-	-	-	-	(22,644)	(22,644)

Balance December 31, 2007	180,000,000	$180,000	-	$-	$(170,000)	$-	$(22,644)	$(12,644)

Common shares issued for cash at $0.01 per share	40,050,000	40,050	-	-	(17,800)	(2,800)	-	19,450

Offering related cost	-	-	-	-	(7,500)	-	-	(7,500)

Net (loss) for the year ended December 31, 2008	-	-	-	-	-	-	(16,227)	(16,227)

Balance December 31, 2008 (Restated)	220,050,000	$220,050	-	$-	$(195,300)	$(2,800)	$(38,871)	$(16,921)

Stock issuable - See note 4			10,000,000	50,000				50,000

Net (loss) for the year ended December 31, 2009	-	-	-	-	-	-	(82,181)	(82,181)

Balance December 31, 2009	220,050,000	$220,050	10,000,000	$50,000	$(195,300)	$(2,800)	$(121,052)	$(49,102)

Net (loss) for the year ended December 31, 2010	-	-	-	-	-	-	(26,864)	(26,864)

Balance December 31, 2010	220,050,000	$220,050	10,000,000	$50,000	$(195,300)	$(2,800)	$(147,916)	$(75,966)

Common shares issued for Services on March 1, 2011 per Employment Agreement at $0.00295 per share	72,000,000	72,000			140,000		-	212,000

Common shares cancelled on March 25, 2011	(138,600,000)	(138,600)			138,600		-	0

Contributed Capital from Loans forgiven	-	-			2,172		-	2,172

Contributed Capital from Loans forgiven	-	-			69,314		-	69,314

Contributed Capital	-	-	-10000000	-50000	47,200	2800	-	0

Common shares and warrants issued for cash on April 15, 2011	133,282	133			99,828		-	99,961

Common shares issued for mineral rights Assignment Agreement on May 27, 2011	15,075,175	15,075			110,551		-	125,626

Common shares cancelled on June 1, 2011	(68,000,000)	(68,000)			68,000		-	-

Common shares issued for Services on June 1, 2011 per Consulting Agreements at $1.01 per share	50,000	50			50,450		-	50,500

Common shares and warrants issued for cash on June 20, 2011	759,894	760			569,163		-	569,923

Common shares issueble for Services on December 1, 2011 per Consulting Agreements at $0.11 per share	-	-	50,000	50	5,450	-	-	5,500

Common shares issueble for Services on December 22, 2011 per Consulting Agreements at $0.09 per share	-	-	75,000	75	6,675	-	-	6,750

Net (loss) for the year ended December 31, 2011	-	-	-	-	-	-	(963,388)	(963,388)

Balance December 31, 2011	101,543,351	$101,543	125,000	$125	$1,216,278	$-	$(1,111,304)	$206,642

Issuance of Stock Issuable	125,000	125	(125,000)	(125)	-	-	-	-

Net (loss) for the year ended December 31, 2012	-	-	-	-	-	-	(242,960)	(242,960)

Balance December 31, 2012	101,668,351	101,668	-	-	1,216,278	-	(1,354,264)	(36,318)

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2012

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

Mineral Properties

The Company accounts for its mining activities in accordance with FASB ASC 930 “Extractive Activities – Mining.” The Company capitalizes the costs to acquire mineral properties. Exploration costs are expensed as incurred and include geological and geophysical work on areas without identified reserves, together with drilling and other related costs. Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. The Company had no mine development costs at December 31, 2012.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2012

Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited. Depreciation, depletion and amortization is allocated to product inventory cost and then included as a component of operating expense as inventory is sold. As of December 31, 2012, the Company had no facilities and equipment.

As of December 31, 2012, the Company had not established any proven or probable reserves.

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Impairment on interests in mineral reserves are evaluated by considering criteria such as estimates of future cash flows that are directly associated with the asset, future extractive activity plans for the properties, and the results of geographic and geologic data related to the properties. For the twelve months ended December 31, 2011, the Company had fully impaired its interest in mineral rights.

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

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2012

At December 31, 2012, the Company had outstanding potentially dilutive shares of 893,176.

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

The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$(17)	$-	$-	$(17)

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
December 31, 2012

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

Note 2.  Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,354,264 from inception through December 31, 2012. The Company’s planned principal operations have commenced, but there has been no significant revenue.  Operations have been limited to general administrative operations and exploration, and the Company remains in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3.  Prepaid Expense

At December 31, 2012, there were no prepaid expenses. At December 31, 2011, prepaid expenses consisted of $762 of accounting fees, $6,667 of consulting fees, and $3,070 of directors and officers insurance.

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

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2012

As of December 31, 2012, the Company has incurred $87,742 of exploration costs on the property on which such Mineral Claims are located.

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

Summary

Mineral interests consisted of the following:

	December 31,
	2012	2011
Option on mineral rights	$125,626	$125,626
Impairment charge	(125,626)	(125,626)
Total	$-	$-

Note 5.  Commitments and Contingencies

The Company is subject to certain commitments and contingencies related to the Assignment Agreement that is described in Note 4.

Note 6.  Stockholders’ Equity and Warrants

The Company’s articles of incorporation provide for the authorization of 50,000,000 shares of preferred stock and 900,000,000 shares of common stock with par values of $0.001.  Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  The Company has not issued any shares of preferred stock.  As of December 31, 2012 and December 31, 2011, the Company had 101,668,351 and 101,543,351 shares of common stock issued and outstanding, respectively.  On April 27, 2011, the Company authorized an 18:1 forward split in the form of a dividend of its issued and outstanding common stock which became effective May 19, 2011.  The dividend shares were issued on June 1, 2011.  These condensed financial statements and notes retroactively reflect the forward split.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2012

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

Warrants

In April 2011, the Company entered into a Securities Purchase Agreement with North American, for the sale of 133,282 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $99,962. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of December 31, 2012.

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

In June 2011, The Company entered into a Securities Purchase Agreement with North American, for the sale of 759,894 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $569,923. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of December 31, 2012.

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

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2012

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2012.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	893,176	$0.90
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2012	893,176	$0.90
Warrants exercisable at December 31, 2012	893,176	$0.90

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2011.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	-	$-
Granted	893,176	$0.90
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2011	893,176	$0.90
Warrants exercisable at December 31, 2011	893,176	$0.90

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	893,176	1.44	$0.90
	893,176	1.44	$0.90

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	893,176	2.44	$0.90
	893,176	2.44	$0.90

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2012

Shares Issued Pursuant to Various Consulting Agreements

On June 1, 2011, the Company entered into a consulting agreement with Richard Tschauder to provide consulting services as the Company’s Senior Geologist. As compensation, Mr. Tschauder was to receive $3,333 per month, payable each quarter in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Tschauder perform site visits three times per calendar year. In addition, Mr. Tschauder was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the twelve months ended December 31, 2011, the Company recorded cash-based compensation expense in the amount of $31,060 and stock-based compensation expense in the amount of $28,000, for total compensation expense in the amount of $59,060. For the twelve months ended December 31, 2012, the Company recorded compensation expense in the amount of $16,667.

On June 1, 2011, the Company entered into a consulting agreement with Erik Ostensoe to provide consulting services as the Company’s Senior Exploration Advisor. As compensation, Mr. Ostensoe was to receive $2,500 per month, payable each month in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Ostensoe perform site visits three times per calendar year. In addition, Mr. Ostensoe was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the twelve months ended December 31, 2011, the Company recorded cash-based compensation expense in the amount of $17,500 and stock-based compensation expense in the amount of $28,000, for total compensation expense in the amount of $45,500. For the twelve months ended December 31, 2012, the Company recorded compensation expense in the amount of $12,500.

On June 22, 2011, the Company entered into a consulting agreement with David Dunn to provide consulting services as the Company’s Advisor. As compensation, Mr. Dunn was to receive $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Dunn perform site visits three times per calendar year. In addition, Mr. Dunn was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the twelve months ended December 31, 2011, the Company recorded stock-based compensation expense in the amount of $37,000, for total compensation expense in the amount of $37,000. For the twelve months ended December 31, 2012, the Company recorded compensation expense in the amount of $0.

On June 22, 2011, the Company entered into a consulting agreement with Stewart Jackson to provide consulting services as the Company’s Advisor. As compensation, Mr. Jackson was to receive an upfront cash fee of $5,000 and $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Jackson perform site visits three times per calendar year. In addition, Mr. Jackson was to receive 100,000 shares of the Company’s restricted common stock, 50,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 50,000 of which shares were to be issued as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 50,000 of these shares were issued in June 2011 and 50,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the twelve months ended December 31, 2011, the Company recorded cash-based compensation expense in the amount of $5,000 and stock-based compensation expense in the amount of $74,000, for total compensation expense in the amount of $79,000. For the twelve months ended December 31, 2012, the Company recorded compensation expense in the amount of $0.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2012

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

Note 9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2012

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,354,264	$1,111,304
Income tax rate	34%	34%
	460,450	377,843
Less valuation allowance	(460,450)	(377,843)
	$-	-

Through December 31, 2012, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards. At December 31, 2012, the Company had $899,304 of federal and state net operating losses carryforwards. The net operating loss carryforwards, if not utilized will begin to expire in 2028.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2012 and 2011 is as follows:

	2012	2011
U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0)%	(34.0)%
Effective tax rate	0.0%	0.0%

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years from 2007 to 2012. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

Not applicable.

ITEM 9A.           CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2012, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2012.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth as of March 31, 2013 the names and ages of our directors and executive officers:

Name	Age	Position with the Company	Date(s) Appointed

Jes Black Secretary, and Director	37	CEO, CFO, President, Treasurer,	March 1, 2011

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

Mr. Black brings to our board of directors a wealth of experience derived from his services in various businesses. He has demonstrated strong acumen and ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards.

Identification of Significant Employees

We have no significant employees other than Jes Black, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on our Board of Directors. All current members of our Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. We have not yet employed an audit committee financial expert on our Board due to the inability to attract such a person.

We intend to establish an audit committee of our board of directors, if and when we expand our business, which will consist of independent directors. The audit committee’s duties will be to recommend to our board of directors the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(e) with respect to the year ended December 31, 2012, we believe that with respect to the year ended December 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities satisfied their Section 16(a) filing requirements.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to all persons who served as our CEO or earned more than $100,000 during the years ended December 31, 2012 and December 31, 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jes Black – CEO	2012	96,250	0	0	0	0	0	0	96,250
and CFO (1)	2011	75,833	0	200,000	0	0	0	0	275,833

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

As of December 31, 2012 there were no outstanding equity awards to our executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors receive no extra compensation for their service on our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially, as of March 31, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)		Percent of Class (2) (%)
Jes Black (3) 600 Grant, Suite 660 Pittsburgh, PA 15219	Common	4,000,000		3.9%

All Officers and Directors as a Group (1 Total)	Common	4,000,000		3.9%

Anna Yakovleva (4) 14 Rue De Malagny, Gland 1196	Common	41,400,000		40.7%

North American Iron Ore, Inc. Level 5, City Central Tower 2, 121 King William Street, Adelaide	Common	16,861,527	(5)	16.6%

CBH Bank Boulevard Emile – Jacques - Dalcroze 7, Geneva 3	Common	19,116,900		18.8%

VP Bank (Schweiz) AG Nahnhofstrasse 3, Zurich 8022	Common	8,876,525		8.7%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 31, 2013, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 101,668,351 issued and outstanding shares of common stock as of March 31, 2013.

(3)	Jes Black acquired 72,000,000 shares pursuant to an Employment Agreement with the Company dated March 1, 2011. 68,000,000 of such shares were cancelled on June 1, 2011.

(4)	Anna Yakovleva acquired 180,000,000 shares from Shawn Wright, a former director of the Company, pursuant to a private agreement dated February 1, 2011. Subsequently, on March 25, 2011, the Company and Anna Yakovleva authorized the cancellation of 138,600,000 shares of her common stock. David Craven, the husband of Anna Yakovleva is a director of North American Iron Ore, Inc. Mr. Craven disclaims any beneficial ownership of the Company shares owned by North American Iron Ore, Inc.

(5)	Includes 893,176 presently exercisable warrants.

Changes in Control

There are no present arrangements involving our securities which may result in a change in control of the Company.

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

Related Party Transactions

On May 7, 2012 we determined not to exercise the option under the May 27, 2011 Assignment and Sale Agreement among us, North American Iron Ore, Inc. and Canamara Energy Corporation which provided us with the right to acquire up to a 60% undivided interest in certain mineral claims located in Lyonne Township, Roberval County in the Province of Quebec. (the “Lake Touladi Property”). This determination was made on the basis of work performed on the Lake Touladi Property, review of diligence materials and internal discussions with members of our Advisory Board. We do not believe the Lake Touladi Property to be a viable resource mine as significant portions of the iron and some of the titanium resources located on the Lake Touladi Property are locked in silicate materials where economic recovery is unlikely. Further, we believe that the Lake Touladi Property contains substantially lower grades of titanium compared to similar mining projects in the area.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$19,069	$6,520
Audit-related fees	16,506	nil
Tax fees	nil	nil
All other fees	nil	nil
Total	$35,575	$6,520

Audit Fees

During the fiscal year ended December 31, 2012, we incurred approximately $19,069 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2011, we incurred approximately $6,520 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

None.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

The following exhibits are included as part of this report:

Exhibit Number	Description	Filed

3.1	Articles of Incorporation*	Filed with the SEC on June 22, 2007 as part of our Registration Statement on Form SB-2.

3.2	Bylaws*	Filed with the SEC on June 22, 2007 as part of our Registration Statement on Form SB-2.

3.3	Articles of Merger*	Filed with the SEC on May 5, 2011 as part of our Current Report on Form 8-K dated April 27, 2011.

10.1	Employment Agreement with Jes Black effective as of March 1, 2011*	Filed with the SEC on March 31, 2011 as part of our Form 8-K dated February 2, 2011.

Exhibit Number	Description	Filed

10.2	Yakovleva Share Cancelation Agreement dated March 25, 2011*	Filed with the SEC on April 15, 2011 as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

10.3	Assignment and Sale Agreement dated May 27, 2011 among North American Iron Ore, Inc., Canamara Energy Corporation and the Registrant*	Filed with the SEC on June 3, 2011 as part of our Current Report on Form 8-K dated May 27, 2011.

10.4	Share Cancellation Agreement dated as of June 1, 2011 among Registrant and Jes Black*	Filed with the SEC on June 3, 2011 as part of our Current Report on Form 8-K dated May 27, 2011.

10.5	Services Agreement dated October 21, 2011 between Registrant and Multi-Resources Boreal*	Filed with the SEC on October 27, 2011 as part of our Current Report on Form 8-K dated October 21, 2011.

14.	Code of Ethics*	Filed with the SEC on March 19, 2009 as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

21.1	List of Subsidiaries	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14**	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14**	Filed herewith.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act**	Filed herewith.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act**	Filed herewith.

101.INS	XBRL Instance Document***	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document***	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***	Filed herewith.

*Incorporated by reference

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*** Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED AMERICAN STEEL CORP.

Dated: April 16, 2013	By:	/s/ Jes Black
Name: Jes Black
Title: President, Chief Executive, Financial and
Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 16, 2013	By:	/s/ Jes Black
Name: Jes Black
Title: President, Chief Executive, Financial and
Accounting Officer, Director

