Form 10-Q
period 2013-03-31
ALLIED AMERICAN STEEL CORP.
filed 2013-05-15
CIK 1404212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                   to

Commission file number:	000-53485

ALLIED AMERICAN STEEL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8600068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes  ☐    No  ☒

As of May 14, 2013, there were 101,668,351 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

ALLIED AMERICAN STEEL CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 16, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4

Condensed Statements of Operations for the three month periods ended March 31, 2013 and 2012 (unaudited) and for the period from March 7, 2007 (inception) to March 31, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012 (unaudited) and for the period from March 7, 2007 (inception) to March 31, 2013 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements (unaudited)	7

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Balance Sheets

	March 31,	December 31,
	2013	2012 (1)
ASSETS

Current assets:
Cash and cash equivalents	$-	$(17)
Total current assets	-	(17)

Total Assets	$-	$(17)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$92,674	$36,301
Advances from related parties	-	-
Total current liabilities	92,674	36,301

STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized; 101,668,351 and 101,668,351 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	101,668	101,668
Additional paid-in-capital	1,216,278	1,216,278
Accumulated (deficit) during the exploration stage	(1,410,620)	(1,354,264)
Stock issuable	-	-
Less: Stock issued for receivable	-	-
Total stockholders' equity	(92,674)	(36,318)

Total Liabilities and Stockholders' Equity	$0	$(17)

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Operations

			March 7, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$-	$-	$-

Operating expenses
Impairment of option for mineral rights	-	-	125,626
General administrative	30,453	76,349	726,970
General administrative - related-party	-	-	49,875
Stock compensation bonus	-	-	212,000
Exploration costs	-	-	87,742
Officer payroll	24,062	22,750	195,562
Payroll tax expense	1,841	2,198	12,845
Total operating expenses	56,356	101,297	1,410,620

Provision for income taxes	-	-	-

Net loss	$(56,356)	$(101,297)	$(1,410,620)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	101,668,351	101,577,692

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

			March 7, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2013	March 31, 2012	March 31, 2013

Operating activities:
Net loss	$(56,356)	$(101,297)	$(1,410,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of option for mineral rights acquired with stock	-	-	125,626
Stock issued for services	-	-	383,999
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	-	762	(5,250)
(Increase) decrease in prepaid officer salary and expense	-	-	-
Expenses paid on company behalf by related parties	-	-	17,240
Increase in accrued officer vacation pay	-	-	5,250
Increase in accrued payroll taxes	-	-	-
Increase in accounts payable and accrued expenses	56,373	14,619	92,674
Net cash (used in) operating activities	17	(85,916)	(791,081)

Financing activities:
Proceeds from issuance of units of common stock and warrants	-	-	669,885
Net proceeds from issuance of common stock	-	-	66,950
Advances from related parties	-	-	57,059
Payments to related parties	-	-	(2,813)
Net cash provided by financing activities	-	-	791,081

Net change in cash	17	(85,916)	0
Cash, beginning of period	(17)	225,036	-
Cash, ending of period	$0	$139,120	$0

Non cash financing activities:
Related party debt forgiven	$-	$-	$71,486

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2013

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

Interim results are not necessarily indicative of results for a full year. The information included in these Notes should be read in conjunction with information included in the Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013.

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

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2013

Mineral Properties

The Company accounts for its mining activities in accordance with FASB ASC 930 “Extractive Activities – Mining.” The Company capitalizes the costs to acquire mineral properties. Exploration costs are expensed as incurred and include geological and geophysical work on areas without identified reserves, together with drilling and other related costs. Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. The Company had no mine development costs at March 31, 2013.

Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited. Depreciation, depletion and amortization is allocated to product inventory cost and then included as a component of operating expense as inventory is sold. As of March 31, 2013, the Company had no facilities and equipment.

As of March 31, 2013, the Company had not established any proven or probable reserves.

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
March 31, 2013

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

At March 31, 2013, the Company had outstanding potentially dilutive shares of 893,176.

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

Note 2.  Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,410,620 from inception through March 31, 2013. The Company’s planned principal operations have commenced, but there has been no significant revenue. Operations have been limited to general administrative operations and exploration, and the Company remains in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3.  Prepaid Expense

At March 31, 2013 there were no prepaid expenses.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2013

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

The option terminates if the Company fails to make required expenditures on the Property when due or if the As of March 31, 2013, the Company has incurred $87,742 of exploration costs on the property on which such Mineral Claims are located.

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

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2013

Summary

Mineral interests consisted of the following:

March 31,
	2013	2012
Option on mineral rights	$-	$-
Impairment charge	-	-
Total	$-	$-

Note 5.  Commitments and Contingencies

The Company is subject to certain commitments and contingencies related to the Assignment Agreement that is described in Note 4.

Note 6.  Stockholders’ Equity and Warrants

The Company’s articles of incorporation provide for the authorization of 50,000,000 shares of preferred stock and 900,000,000 shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations. The Company has not issued any shares of preferred stock. As of March 31, 2013 and December 31, 2012, the Company had 101,668,351 and 101,668,351 shares of common stock issued and outstanding, respectively. On April 27, 2011, the Company authorized an 18:1 forward split in the form of a dividend of its issued and outstanding common stock which became effective May 19, 2011. The dividend shares were issued on June 1, 2011. These unaudited condensed financial statements and notes retroactively reflect the forward split.

Warrants

In April 2011, the Company entered into a Securities Purchase Agreement with North American, for the sale of 133,282 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $99,962. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of March 31, 2013.

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

In June 2011, The Company entered into a Securities Purchase Agreement with North American, for the sale of 759,894 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $569,923. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of March 31, 2013.

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

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2013

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2013.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2013	893,176	$0.90
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2013	893,176	$0.90
Warrants exercisable at March 31, 2013	893,176	$0.90

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2013:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	893,176	2.19	$0.90
	893,176	2.19	$0.90

Shares Issued Pursuant to Various Consulting Agreements

On June 1, 2011, the Company entered into a consulting agreement with Richard Tschauder to provide consulting On June 1, 2011, the Company entered into a consulting agreement with Richard Tschauder to provide consulting services as the Company’s Senior Geologist. As compensation, Mr. Tschauder will receive $3,333 per month, payable each quarter in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Tschauder perform site visits three times per calendar year. In addition, Mr. Tschauder will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the three months ended March 31, 2013, the Company recorded cash-based compensation expense in the amount of $0.

On June 1, 2011, the Company entered into a consulting agreement with Erik Ostensoe to provide consulting services as the Company’s Senior Exploration Advisor. As compensation, Mr. Ostensoe will receive $2,500 per month, payable each month in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Ostensoe perform site visits three times per calendar year. In addition, Mr. Ostensoe will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the three months ended March 31, 2013, the Company recorded cash-based compensation expense in the amount of $0.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2013

On June 22, 2011, the Company entered into a consulting agreement with David Dunn to provide consulting services as the Company’s Advisor. As compensation, Mr. Dunn will receive $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Dunn perform site visits three times per calendar year. In addition, Mr. Dunn will receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares shall be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the three months ended March 31, 2013, the Company recorded compensation expense in the amount of $0.

On June 22, 2011, the Company entered into a consulting agreement with Stewart Jackson to provide consulting services as the Company’s Advisor. As compensation, Mr. Jackson will receive an upfront cash fee of $5,000 and $550 per day plus expenses for visits to the Company’s Property. The Company may require that Mr. Jackson perform site visits three times per calendar year. In addition, Mr. Jackson will receive 100,000 shares of the Company’s restricted common stock, 50,000 of which shares shall be payable as soon as practicable following the execution of the consulting agreement and 50,000 of which shares shall be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 50,000 of these shares were issued in June 2011 and 50,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the three months ended March 31, 2013, the Company recorded compensation expense in the amount of $0.

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

Results of Operations for the Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012

During the three month period ended March 31, 2013, we generated no revenues, we had total operating expenses of $56,356 and we incurred a net loss of $56,356. The principal components of our operating expenses and net loss for the three month period ended March 31, 2013 were $30,453 of general administrative expenses and $25,903 of officer salary and related expenses. During the three month period ended March 31, 2012, we generated no revenues, we had total operating expenses of $101,297 and we incurred a net loss of $101,297. The principal components of our operating expenses and net loss for the three month period ended March 31, 2012 were $76,349 of general administrative expenses and $24,948 in officer salary and related expenses. The decrease in operating expenses in the 2013 period is related to a general reduction in our operations.

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

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2012 contains a going concern qualification as we have suffered losses since our inception. We have achieved no operating revenues since our inception. As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $0 and $(17), current assets of $0 and $(17) and current liabilities of $92,674 and $36,301, respectively. Unless and until we achieve material revenues, we will remain dependent on loans and on financings to continue our operations.

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

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $17 for the three month period ended March 31, 2013, as compared to net cash used of $85,916 for the three month period ended March 31, 2012.

Net Cash Provided by Financing Activities

During the three month periods ended March 31, 2013 and 2012, we received no cash from financing activities. During the period from March 7, 2007 (date of inception) through March 31, 2013, we received net cash of $791,081 from financing activities consisting primarily of proceeds from the issuance of common stock and warrants.

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

•	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not sell any unregistered securities during the three month period ended March 31, 2013.

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

ALLIED AMERICAN STEEL CORP.

Dated: May 15, 2013	By:	/s/ Jes Black
	Name:	Jes Black
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (principal executive and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2*	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

