Form 10-Q
period 2013-06-30
ALLIED AMERICAN STEEL CORP.
filed 2013-08-19
CIK 1404212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to _______________________

Commission file number:	000-53485

ALLIED AMERICAN STEEL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8600068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☐ No ☒

As of August 15, 2013, there were 101,668,351 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

ALLIED AMERICAN STEEL CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4

Condensed Statements of Operations for the three and six month periods ended June 30, 2013 and 2012 (unaudited) and for the period from March 7, 2007 (inception) to June 30, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012 (unaudited) and for the period from March 7, 2007 (inception) to June 30, 2013 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements (unaudited)	7

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Balance Sheets

	June 30, 2013	December 31, 2012 (1)

ASSETS
Current assets:
Cash and cash equivalents	$-	$(17)
Prepaid expenses	-	-
Total current assets	-	(17)

Total Assets	$-	$(17)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$149,110	$36,301
Total current liabilities	149,110	36,301

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized; 101,668,351 and 101,668,351 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	101,668	101,668
Additional paid-in-capital	1,216,278	1,216,278
Accumulated (deficit) during the exploration stage	(1,467,056)	(1,354,264)
Stock issuable	-	-
Total stockholders' equity (deficit)	(149,110)	(36,318)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$(17)

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Operations

					March 7, 2007
	For the three	For the three	For the six	For the six	(date of inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenues	$-	$-	$-	$-	$-

Operating expenses
Impairment of option for mineral rights	-	-	-	-	125,626
General administrative	30,532	52,161	60,985	128,510	757,502
General administrative - related-party	-	-	-	-	49,875
Stock compensation bonus	-	-	-	-	212,000
Exploration costs					87,742
Officer payroll	24,063	25,375	48,125	48,125	219,625
Payroll tax expense	1,841	1,940	3,682	4,138	14,686
Total operating expenses	56,436	79,476	112,792	180,773	1,467,056

Provision for income taxes	-	-	-	-	-

Net loss	$(56,436)	$(79,476)	$(112,792)	$(180,773)	$(1,467,056)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	101,668,351	101,668,351	101,668,351	101,623,021

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

			March 7, 2007
	For the six	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2013	June 30, 2012	June 30, 2013

Operating activities:
Net loss	$(112,792)	$(180,773)	$(1,467,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of option for mineral rights acquired with stock	-	-	125,626
Stock issued for services	-	-	383,999
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	-	8,624	(5,250)
(Increase) decrease in prepaid officer salary and expense	-		0
Expenses paid on company behalf by related parties	-	-	17,240
Increase in accrued officer vacation pay	-	2,625	5,250
Increase in accrued payroll taxes	-	163	0
Increase in accounts payable and accrued expenses	112,809	26,003	149,110
Net cash (used in) operating activities	17	(143,358)	(791,081)

Financing activities:
Proceeds from issuance of units of common stock and warrants	-	-	669,885
Net proceeds from issuance of common stock	-	-	66,950
Advances from related parties	-	-	57,059
Payments to related parties	-	-	(2,813)
Net cash provided by financing activities	-	-	791,081

Net change in cash	17	(143,358)	-
Cash, beginning of period	(17)	225,036	-
Cash, ending of period	$-	$81,678	$-

Non cash financing activities:
Related party debt forgiven	$-	$-	$71,486

The accompanying notes are an integral part of these financial statements.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2013

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

Nature of business and organization

On April 28, 2011, Royal Union Holding Corporation (“Royal Union”), formerly Zion Nevada Corporation, which was incorporated in the State of Nevada on March 7, 2007, entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge (the “Merger”) with the Company’s wholly owned subsidiary, Allied American Steel Corp., a Nevada corporation (“Merger Sub”). Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Allied American Steel Corp. The sole purpose of the Merger was to effect the name change from Royal Union Holding Corporation to Allied American Steel Corp. The Company’s principal business objective is as an exploration company focused on the discovery and production of significant iron ore resources and the titanium dioxide resources often associated with iron deposits. Prior to entering into the Assignment Agreement (see Note 4), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). We believe that as a result of such Assignment Agreement we have ceased to be a shell company. The Company’s planned principal operations have commenced, but there has been no significant revenue therefrom, operations have been limited to general administrative operations and exploration, and as a result the Company is considered an exploration stage company as defined by ASC Topic 915 and SEC Industry Guide 7.

Revenue recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2013

Mineral Properties

The Company accounts for its mining activities in accordance with FASB ASC 930 “Extractive Activities – Mining.” The Company capitalizes the costs to acquire mineral properties. Exploration costs are expensed as incurred and include geological and geophysical work on areas without identified reserves, together with drilling and other related costs. Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. The Company had no mine development costs at June 30, 2013.

Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited. Depreciation, depletion and amortization is allocated to product inventory cost and then included as a component of operating expense as inventory is sold. As of June 30, 2013, the Company had no facilities and equipment.

As of June 30, 2013, the Company had not established any proven or probable reserves.

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
June 30, 2013

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

At June 30, 2013, the Company had outstanding potentially dilutive shares of 893,176.

Recent Accounting Pronouncements

The Company has analyzed all recent accounting pronouncements and believes that none will have a material impact on the financial statements.

Note 2. Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,467,056 from inception through June 30, 2013. The Company’s planned principal operations have commenced, but there has been no significant revenue. Operations have been limited to general administrative operations and exploration, and the Company remains in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Prepaid Expense

At June 30, 2013 there were no prepaid expenses.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2013

Note 4. Option to Purchase Mineral Interests

We do not own any property. We had an option to acquire certain mineral rights.

On May 27, 2011, the Company entered into an Assignment and Sale Agreement (the “Assignment Agreement”) with North American Iron Ore, Inc., a Nevis corporation (“North American”), which became a related party on May 27, 2011, and Canamara Energy Corporation, a British Columbia corporation (“Canamara”). The Assignment Agreement provides the Company with an option to acquire up to a 60% undivided interest in certain mineral claims (the “Mineral Claims” or the “Property”) located in Lyonne Township, Roberval County in the Province of Quebec, (the “Lake Touladi Property”) free and clear of all claims, liens, charges and encumbrances, save and except for those set forth in the Assignment Agreement, including a 2.5% royalty held by the underlying owner (the “Option”). The Mineral Claims presently represent 48 contiguous claims totaling approximately 2,741 hectares.

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

As of June 30, 2013, the Company incurred $87,742 of exploration costs on the property on which such Mineral Claims are located.

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
June 30, 2013

Summary

Mineral interests consisted of the following:

June 30,
	2013	2012
Option on mineral rights	$-	$-
Impairment charge	-	-
Total	$-	$-

Note 5. Commitments and Contingencies

The Company is subject to certain commitments and contingencies related to the Assignment Agreement that is described in Note 4.

Note 6. Stockholders’ Equity and Warrants

The Company’s articles of incorporation provide for the authorization of 50,000,000 shares of preferred stock and 900,000,000 shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations. The Company has not issued any shares of preferred stock. As of June 30, 2013 and December 31, 2012, the Company had 101,668,351 and 101,668,351 shares of common stock issued and outstanding, respectively. On April 27, 2011, the Company authorized an 18:1 forward split in the form of a dividend of its issued and outstanding common stock which became effective May 19, 2011. The dividend shares were issued on June 1, 2011. These unaudited condensed financial statements and notes retroactively reflect the forward split.

Warrants

In April 2011, the Company entered into a Securities Purchase Agreement with North American, for the sale of 133,282 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $99,962. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of June 30, 2013.

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

In June 2011, The Company entered into a Securities Purchase Agreement with North American, for the sale of 759,894 units of securities of the Company at $0.75 per unit, for aggregate gross proceeds of $569,923. Each unit consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a period of three years from issuance. No warrants have been exercised as of June 30, 2013.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2013

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

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2013.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2013	893,176	$0.90
Granted	11-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2013	893,176	$0.90
Warrants exercisable at June 30, 2013	893,176	$0.90

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2013:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	893,176	2.19	$0.90
	893,176	2.19	$0.90

Shares Issued Pursuant to Various Consulting Agreements

On June 1, 2011, the Company entered into a consulting agreement with Richard Tschauder to provide consulting services as the Company’s Senior Geologist. As compensation, Mr. Tschauder was to receive $3,333 per month, payable each quarter in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Tschauder perform site visits three times per calendar year. In addition, Mr. Tschauder was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be payable as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2013, the Company recorded cash-based compensation expense in the amount of $0.

ALLIED AMERICAN STEEL CORP.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2013

On June 1, 2011, the Company entered into a consulting agreement with Erik Ostensoe to provide consulting services as the Company’s Senior Exploration Advisor. As compensation, Mr. Ostensoe was to receive $2,500 per month, payable each month in advance, plus $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Ostensoe perform site visits three times per calendar year. In addition, Mr. Ostensoe was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 1, 2011. The term of this agreement was for a twelve month period commencing June 1, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2013, the Company recorded cash-based compensation expense in the amount of $0.

On June 22, 2011, the Company entered into a consulting agreement with David Dunn to provide consulting services as the Company’s Advisor. As compensation, Mr. Dunn was to receive $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Dunn perform site visits three times per calendar year. In addition, Mr. Dunn was to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which shares were to be issued as soon as practicable following the execution of the consulting agreement and 25,000 of which shares were to be issued as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 25,000 of these shares were issued in June 2011 and 25,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2013, the Company recorded compensation expense in the amount of $0.

On June 22, 2011, the Company entered into a consulting agreement with Stewart Jackson to provide consulting services as the Company’s Advisor. As compensation, Mr. Jackson was to receive an upfront cash fee of $5,000 and $550 per day plus expenses for visits to the Company’s Property. The Company was entitled to require that Mr. Jackson perform site visits three times per calendar year. In addition, Mr. Jackson was to receive 100,000 shares of the Company’s restricted common stock, 50,000 of which shares were to be payable as soon as practicable following the execution of the consulting agreement and 50,000 of which shares were to be payable as soon as practicable after December 22, 2011. The term of this agreement was for a twelve month period commencing June 22, 2011. 50,000 of these shares were issued in June 2011 and 50,000 of these shares were issued in March 2012. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6. For the six months ended June 30, 2013, the Company recorded compensation expense in the amount of $0.

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

Results of Operations for the Three Month Period Ended June 30, 2013 Compared to Three Month Period Ended June 30, 2012

During the three month period ended June 30, 2013, we generated no revenues, we had total operating expenses of $56,436 and we incurred a net loss of $56,436. The principal components of our operating expenses and net loss for the three month period ended June 30, 2013 were $30,532 of general administrative expenses and $25,904 of officer salary and related expenses. During the three month period ended June 30, 2012, we generated no revenues, we had total operating expenses of $79,476 and we incurred a net loss of $79,476. The principal components of our operating expenses and net loss were $27,315 allocated to officer salary and related expenses, and $52,161 of general administrative expenses. The decrease in operating expenses in the 2013 period is related to a general reduction in our operations.

Results of Operations for the Six Month Period Ended June 30, 2013 Compared to Six Month Period Ended June 30, 2012

During the six month period ended June 30, 2013, we generated no revenues, we had total operating expenses of $112,792 and we incurred a net loss of $112,792. The principal components of our operating expenses and net loss for the six month period ended June 30, 2013 were $60,985 of general administrative expenses and $51,807 of officer salary and related expenses. During the six month period ended June 30, 2012, we generated no revenues, we had operating expenses of $180,773 and we incurred a net loss of $180,773. The principal components of our operating expenses and net loss were $52,263 allocated to officer salary and related expenses, and $128,510 of general administrative expenses. The decrease in operating expenses in the 2013 period is related to a general reduction in our operations.

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

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2012 contains a going concern qualification as we have suffered losses since our inception. We have achieved no operating revenues since our inception. As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $0 and $(17), current assets of $0 and $(17) and current liabilities of $149,110 and $36,301, respectively. Unless and until we achieve material revenues, we will remain dependent on loans and on financings to continue our operations.

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

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $17 for the six month period ended June 30, 2013, as compared to net cash used of $(143,358) for the six month period ended June 30, 2012.

Net Cash Provided by Financing Activities

During the six month periods ended June 30, 2013 and 2012, we received no cash from financing activities. During the period from March 7, 2007 (date of inception) through June 30, 2013, we received net cash of $791,081 from financing activities consisting primarily of proceeds from the issuance of common stock and warrants.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not sell any unregistered securities during the three month period ended June 30, 2013.

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

ALLIED AMERICAN STEEL CORP.

Dated: August 19, 2013	By:	/s/ Jes Black
	Name:	Jes Black
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (principal executive and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2*	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

